Form 10-Q
period 1996-03-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 1996-05-15
CIK 783763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                              --------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------


                         Commission file number  0-15705
                                                ---------

  Enstar Income Program IV-1, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Georgia                                               58-1648322
- ----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. employer identification no.)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code       (310) 824-9990
                                                   -----------------------------

- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            CONDENSED BALANCE SHEETS



                                                   December 31,       March 31,
                                                      1995*             1996
                                                      -----             ----
ASSETS:                                                             (unaudited)
  Cash and cash equivalents                        $     3,200      $   470,300
  Equity in net assets of Joint Ventures:
    Enstar IV/PBD Systems Venture                    1,772,100        1,451,000
    Enstar Cable of Macoupin County                    828,100          647,000
                                                   -----------      -----------

                                                     2,600,200        2,098,000

  Due from affiliates                                   35,700               --
  Deferred loan costs, net                              50,800           46,700
                                                   -----------      -----------

                                                   $ 2,689,900      $ 2,615,000
                                                   ===========      ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Note payable                                     $ 1,008,900      $ 1,008,900
  Accounts payable                                      15,500           19,100
  Due to affiliates                                         --            6,000
                                                   -----------      -----------

      TOTAL LIABILITIES                              1,024,400        1,034,000
                                                   -----------      -----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                     (66,700)         (67,600)
  Limited partners                                   1,732,200        1,648,600
                                                   -----------      -----------

      TOTAL PARTNERSHIP CAPITAL                      1,665,500        1,581,000
                                                   -----------      -----------

                                                   $ 2,689,900      $ 2,615,000
                                                   ===========      ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                               Unaudited
                                                       ------------------------
                                                           Three months ended
                                                               March 31,
                                                       ------------------------
                                                         1995            1996
                                                         ----            ----
OPERATING EXPENSES:
   General and administrative expenses                 $ (4,500)       $ (7,900)
                                                       --------        --------
                                                         (4,500)         (7,900)
                                                       --------        --------

OTHER INCOME (EXPENSE):
   Interest income                                        3,000           1,800
   Interest expense                                     (31,600)        (30,000)
                                                       --------        --------

                                                        (28,600)        (28,200)
                                                       --------        --------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                    (33,100)        (36,100)
                                                       --------        --------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                       35,000          58,900
     Enstar Cable of Macoupin County                      9,700          18,800
                                                       --------        --------

                                                         44,700          77,700
                                                       --------        --------

NET INCOME                                             $ 11,600        $ 41,600
                                                       ========        ========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $    .29        $   1.03
                                                       ========        ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       39,982          39,982
                                                       ========        ========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS



                                                                      Unaudited
                                                               ----------------------
                                                                  Three months ended
                                                                      March 31,
                                                               ----------------------
                                                                  1995         1996
                                                                  ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  11,600    $  41,600
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
       Equity in net income of Joint Ventures                    (44,700)     (77,700)
       Amortization of deferred loan costs                         4,000        4,100
       Increase (decrease) from changes in:
         Due from affiliates                                          --       35,700
         Accounts payable and due to affiliates                   (4,200)       9,600
                                                               ---------    ---------

         Net cash provided by (used in) operating activities     (33,300)      13,300
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                  --      580,000
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                    (126,200)    (126,200)
                                                               ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  (159,500)     467,100

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        354,100        3,200
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $ 194,600    $ 470,300
                                                               =========    =========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) for the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1996. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $80,600 and reimbursement of expenses of approximately $106,300 under the management agreements for the three months ended March 31, 1996. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,300 in respect of its 1% special interest during the three months ended March 31, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Joint Ventures also receive certain systems operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliates' operational costs. The total amount charged to the Joint Ventures for these costs approximated $25,200 in the three months ended March 31, 1996. No management fee is payable to the affiliate by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Joint Ventures could negotiate for such programming services on a stand-alone basis. The Joint Ventures paid the affiliate $402,500 for these programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996 and 1995.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

5.       EQUITY IN NET ASSETS OF JOINT VENTURES

         ENSTAR IV/PBD SYSTEMS VENTURE

         Each of the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of March 31, 1996, and the results of its operations for the three months ended March 31, 1996 and 1995, have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

                                                 December 31,         March 31,
                                                    1995*               1996
                                                    ----                ----
                                                                      (unaudited)
Current assets                                    $1,525,900          $1,333,100
Investment in cable television
    properties, net                                2,587,100           2,227,500
Other assets                                          75,300              71,900
                                                  ----------          ----------

                                                  $4,188,300          $3,632,500
                                                  ==========          ==========

Current liabilities                               $  644,300          $  730,500
Venturers' capital                                 3,544,000           2,902,000
                                                  ----------          ----------

                                                  $4,188,300          $3,632,500
                                                  ==========          ==========


               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)




ENSTAR IV/PBD SYSTEMS VENTURE (concluded)

                                                                     Unaudited
                                                             --------------------------
                                                                 Three months ended
                                                                     March 31,
                                                             --------------------------
                                                                 1995           1996
                                                                 ----           ----
REVENUES                                                     $ 1,236,600    $ 1,271,700
                                                             -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 432,500        467,200
   General and administrative expenses                           133,800        199,200
   General Partner management fees and reimbursed expenses       150,000        136,900
   Depreciation and amortization                                 457,600        359,100
                                                             -----------    -----------
                                                               1,173,900      1,162,400
                                                             -----------    -----------

OPERATING INCOME                                                  62,700        109,300

OTHER INCOME (EXPENSE):
   Interest income                                                 9,600         11,600
   Interest expense                                               (2,200)        (3,000)
                                                             -----------    -----------

NET INCOME                                                   $    70,100    $   117,900
                                                             ===========    ===========

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)




ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.


                                                   December 31,        March 31,
                                                      1995*             1996
                                                      ----              ----
                                                                      (unaudited)
Current assets                                      $1,110,000        $  755,500
Investment in cable television
    properties, net                                  1,722,800         1,598,300
Other assets                                             7,300             7,200
                                                    ----------        ----------

                                                    $2,840,100        $2,361,000
                                                    ==========        ==========

Current liabilities                                 $  355,500        $  420,100
Venturers' capital                                   2,484,600         1,940,900
                                                    ----------        ----------

                                                    $2,840,100        $2,361,000
                                                    ==========        ==========





               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (concluded)




ENSTAR CABLE OF MACOUPIN COUNTY



                                                                    Unaudited
                                                             ----------------------
                                                                Three months ended
                                                                    March 31,
                                                             ----------------------
                                                                1995         1996
                                                                ----         ----
REVENUES                                                     $ 399,100    $ 425,200
                                                             ---------    ---------

OPERATING EXPENSES:
   Service costs                                               125,900      129,600
   General and administrative expenses                          32,600       41,300
   General Partner management fees and reimbursed expenses      55,300       54,300
   Depreciation and amortization                               162,300      151,800
                                                             ---------    ---------
                                                               376,100      377,000
                                                             ---------    ---------

OPERATING INCOME                                                23,000       48,200

OTHER INCOME (EXPENSE):
   Interest income                                               6,900        9,400
   Interest expense                                               (900)      (1,100)
                                                             ---------    ---------
NET INCOME                                                   $  29,000    $  56,500
                                                             =========    =========

                        ENSTAR INCOME PROGRAM IV-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

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

                        ENSTAR INCOME PROGRAM IV-1, L.P.



RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $580,000 to the Partnership during the three months ended March 31, 1996. The Partnership distributed $126,200 to its partners during the three months ended March 31, 1996.

         THE PBD JOINT VENTURE

         The Joint Venture's revenues increased from $1,236,600 to $1,271,700, or by 2.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $35,100 increase in revenues, $36,600 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $7,400 resulted from increases in other revenue producing items. These increases were partially offset by a $8,900 decrease in the number of subscriptions for service.

         Service costs increased from $432,500 to $467,200, or by 8.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $34,700 increase, $12,800 was due to an increase in personnel costs, $12,700 was due to a decrease in capitalization of labor and overhead expense resulting from fewer capital projects during the 1996 period, $7,700 was due to an increase in copyright fees and $5,200 was due to an increase in programming fees. These increases were partially offset by a $9,600 decrease in repair and maintenance expense.

         General and administrative expenses increased from $133,800 to $199,200, or by 48.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $65,400 increase, $20,000 was due to expenses allocated by an affiliate of the General Partner (for operational management services), $14,300 was due to higher insurance premiums, $9,400 was due to an increase in marketing expense, $8,900 was due to an increase in personnel costs and $4,800 was due to an increase in bad debt expense.

         Management fees and reimbursed expenses decreased from $150,000 to $136,900, or by 8.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $13,100 decrease, $14,900 was due to a decrease in reimbursed expenses allocated by the Corporate General Partner including lower allocated office rent, marketing expense, personnel costs and telephone expense, partially offset by a $1,800 increase in management fees in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $98,500 from $457,600 to $359,100, or by 21.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

         Operating income increased by $46,600 from $62,700 to $109,300, or by 74.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, increased by $1,200 from $7,400 to $8,600, or by 16.2%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 42.1% to 36.8% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The decrease was primarily caused by increased general and administrative expenses as described above. Accordingly, EBITDA decreased from $520,300 to $468,400, or by 10.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

THE MACOUPIN JOINT VENTURE

         The Joint Venture's revenues increased from $399,100 to $425,200, or by 6.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $26,100 increase in revenues, $24,600 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995 and $2,500 resulted from increases in other revenue producing items. These increases were partially offset by a $1,000 decrease in the number of subscriptions for service.

         Service costs increased from $125,900 to $129,600, or by 2.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $3,700 increase, $5,500 was due to an increase in programming fees charged by program suppliers (including primary satellite fees), $4,400 was due to an increase in personnel costs and $1,600 was due to an increase in system power costs. These increases were partially offset by an increase of $6,200 in capitalization of labor and overhead expense and a $2,600 decrease in repair and maintenance expense. The increase in programming expenses was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased from $32,600 to $41,300, or by 26.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $8,700 increase, $4,000 was due to an increase in bad debt expense, $2,200 was due to an increase in customer billing expense and $2,100 was due to an increase in personnel costs.

         Management fees and reimbursed expenses decreased from $55,300 to $54,300, or by 1.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $1,000 decrease, $2,300 was due to a decrease in reimbursed expenses allocated by the Corporate General Partner including lower allocated office rent, marketing expense and telephone expense. These decreases were partially offset by a $1,300 increase in management fees in direct relation to increased revenues as described above.

                        ENSTAR INCOME PROGRAM IV-1, L.P.



RESULTS OF OPERATIONS (Concluded)

         Depreciation and amortization expense decreased by $10,500 from $162,300 to $151,800, or by 6.5%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased by $25,200 from $23,000 to $48,200, or by 110%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995, principally due to decreased depreciation and amortization and increased revenues as described above.

         Interest income, net of interest expense, increased by $2,300 from $6,000 to $8,300, or by 38.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher average cash balances available for investment.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 46.4% to 47.0% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. The increase was primarily caused by increased revenues as described above. Accordingly, EBITDA increased from $185,300 to $200,000, or by 7.9%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.


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

         The Partnership paid distributions totaling $126,200 during the three months ended March 31, 1996. However, there can be no assurance regarding the level, timing or continuation of future distributions beyond 1996.

                        ENSTAR INCOME PROGRAM IV-1, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         In December, 1993 the Partnership obtained from a lender a $2,100,000 revolving bank credit agreement (the "Facility") maturing on December 31, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership will be permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership will also be required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership believes that it was in compliance with the loan covenants at March 31, 1996. Its commitment will decrease by $400,000 in 1996 to $1,600,000 and since the outstanding amount at March 31, 1996 is $1,008,925, no principal payments of debt are due in 1996.

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Operating activities provided net cash of $13,300 during the three months ended March 31, 1996 as compared with the prior year period when operating activities used net cash totaling $33,300. The change was primarily due to a $35,700 increase in receivables from affiliates and a $13,800 increase in cash provided to pay liabilities owed to the General Partner and third-party creditors in the 1996 period. Cash generated by Partnership operations decreased by $2,900 in the three months ended March 31, 1996 after adding back non-cash items consisting of amortization of deferred loan costs and equity in net income of Joint Ventures.

         Cash provided by investing activities increased by $580,000 during the three months ended March 31, 1996 as compared to the same three months in 1995 due to an increase in distributions from the Joint Ventures.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

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




                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                          -----------------------------
                                  (Registrant)



                                        By: ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner






Date: May 9, 1996                       By: /s/ Michael K. Menerey
                                            ----------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer