Form 10-K405
period 1996-12-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 1997-03-28
CIK 783763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------    -------
                         Commission File Number 0-15705


                        ENSTAR INCOME PROGRAM IV-1, L.P.
                 -----------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 GEORGIA                                        58-1648322
-------------------------------------------             ------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

  10900 WILSHIRE BOULEVARD - 15TH FLOOR
         LOS ANGELES, CALIFORNIA                                   90024
-------------------------------------------             ------------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including
area code:                                                     (310)824-9990
                                                                ------------
Securities registered pursuant to Section 12 (b) of the Act:       NONE

Securities registered pursuant to Section 12 (g) of the Act:


                                                           Name of each exchange
           Title of each Class                              on which registered
           -------------------                              -------------------

  UNITS OF LIMITED PARTNERSHIP INTEREST                            NONE

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

            State the aggregate market value of the voting equity securities held by non-affiliates of the registrant all of the registrant's 39,982 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.
--------------------------------------------------------------------------------

                   The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.     BUSINESS

INTRODUCTION

            Enstar Income Program IV-1, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on October 16, 1985. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television system since 1984 ("Falcon Cablevision"). The general partner of Falcon Cablevision is Falcon Holding Group, L.P. ("FHGLP"), which provides certain management services to the Partnership. The general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI"). See Item 13., "Certain Relationships and Related Transactions." The General Partner, FHGLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

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

            The systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS and WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.
See "Legislation and Regulation."

            A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

            Enstar IV/PBD Systems Venture began its cable television business operations in 1986 with the acquisition of three cable television systems providing service in and around the cities of Poplar Bluff, Missouri, Dexter and Bloomfield, Missouri and Mount Carmel, Illinois. Enstar Cable of Macoupin County began its cable television business operations in 1988 with the acquisition of a cable television system providing service in and around the cities of Carlinville, Virden, Girard, Thayer and Auburn, Illinois. As of December 31, 1996, cable systems owned by Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County served approximately 13,400 and 4,500 homes subscribing to cable services, respectively. The Joint Ventures do not expect to make any additional material acquisitions during the remaining terms of the Joint Ventures.

            FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Joint Ventures' cable television operations. See Item 11., "Executive Compensation."

            The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 27 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

            Historically, the Joint Ventures have followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by their cable television systems. The Joint Ventures' business strategy has focused on serving small to medium-sized communities. The Joint Ventures believe that given a similar technical profile, their cable television systems generally involve less risk of increased competition than systems in large urban cities. Cable television service is necessary in many of the Joint Ventures' markets to receive a wide variety of broadcast and other television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Joint Ventures' cable television systems generally have a more stable customer base than systems in large cities. Nonetheless, the Joint Ventures believe that all cable operations will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

            Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Joint Ventures' revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "Legislation and Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            Clustering

            The Joint Ventures have sought to acquire cable television operations in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Joint Ventures believe clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility.

            Capital Expenditures

            As noted in "Technological Developments", the Joint Ventures' systems have no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, and to the extent permitted by covenants in the Partnership's credit agreement, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, as well as possible new services such as video games, video-on-demand and other interactive applications, so that the systems remain competitive within the industry. In addition to these potential revenue opportunities, plant upgrades will enhance picture quality and system reliability, reduce operating costs and improve overall customer satisfaction.

            The Joint Ventures' management has selected a technical standard that incorporates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services.

            The Joint Ventures' future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. The Macoupin Joint Venture is required to rebuild its cable system in the community of Auburn, Illinois by June 30, 1997 at an estimated total cost of $379,000 as a condition of its franchise agreement. Construction began in July 1996 and is expected to be completed prior to the required date. Capital expenditures related to the rebuild approximated $226,000 in 1996, with additional construction costs of $153,000 projected for 1997. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated total additional cost of approximately $770,000, which includes expenditures of approximately $310,000 in 1997 to complete the project. The PBD Joint Venture has budgeted $1,248,800 for the rebuild of its Mt. Carmel, Illinois cable system in 1997. Other capital expenditures budgeted by the Joint Ventures for 1997 include approximately $478,100 to upgrade other equipment. As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. As a result, a majority of the Joint Ventures' systems will be significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. See "Legislation and Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            Decentralized Management

            The Corporate General Partner manages the Joint Ventures' systems on a decentralized basis. The Corporate General Partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

            Marketing

            The Joint Ventures have made substantial changes in the way in which they package and sell their services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Joint Ventures had offered programming packages in their systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. However, in applying this new policy to packages such as those already offered by the Joint Ventures and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to a non-premium "new product tier" package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Joint Ventures have received this desirable treatment. In addition, the FCC decided that discounted packages of non-premium programming services will be subject to rate regulation in the future. These amendments to the FCC's rules have allowed the Joint Ventures to resume their core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

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

            Customer Service and Community Relations

            The Joint Ventures place a strong emphasis on customer service and community relations and believe that success in these areas is critical to their business. The Joint Ventures have developed and implemented a wide range of monthly internal training programs for their employees, including their regional managers, that focus on the Joint Venture's operations and employee interaction with customers. The effectiveness of the Joint Ventures' training programs as they relate to the employees' interaction with customers are monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Joint Ventures conduct an extensive customer survey on a periodic basis and use the information in their efforts to enhance service and better address the needs of their customers. In addition, the Joint Ventures are participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Joint Ventures' corporate executives and regional managers lead the Joint Ventures' involvement in a number of programs benefiting the communities the Joint Ventures serve, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE JOINT VENTURES' SYSTEMS

            The table below sets forth certain operating statistics for the Joint Ventures' cable systems December 31, 1996.

                                                                                              Average
                                                                                               Monthly
                                                                                               Revenue
                                        Homes                                                  Per Home
                                     Subscribing                    Premium                   Subscribing
                          Homes       to Cable           Basic      Service     Premium        to Cable
System                   Passed(1)     Service      Penetration(2)  Units(3)  Penetration(4)   Service(5)  Subscribers(6)
------                   ---------     -------      --------------  --------  --------------   ----------  --------------
Enstar IV/PBD
  Systems  Venture:

Poplar Bluff, MO          15,582       11,017            70.7%        3,878         35.2%        $33.69       11,172

Mt. Carmel, IL             3,327        2,409            72.4%          669         27.8%        $32.86        5,347
                          ------       ------                         -----                                   ------

Total                     18,909       13,426            71.0%        4,547         33.9%        $33.54       16,519
                          ======       ======                         =====                                   ======

Enstar Cable of
  Macoupin County:

Macoupin, IL               6,483        4,463            68.8%        1,776         39.8%        $35.28        4,889

-----------------
      (1) Homes passed refers to estimates by the Joint Ventures of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

      (2) Homes subscribing to cable service as a percentage of homes passed by cable.

      (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996 was 305.

      (4) Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

      (5) Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1996.

      (6) The Joint Ventures report subscribers for the systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

CUSTOMER RATES AND SERVICES

            The Joint Ventures' cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO, Showtime and regional sports networks. The Joint Ventures also offer other cable television services to their customers, including pay-per-view programming. For additional charges, in most of the systems, the Joint Ventures also rent remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

            The service options offered by the Joint Ventures vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

            Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the definition of effective competition provided for in the 1992 Cable Act, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations in which a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, affecting all of the Joint Ventures' systems not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

            At December 31, 1996, the Joint Ventures' monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $19.17 to $23.70 and premium service rates ranged from $8.45 to $11.95, excluding special promotions offered periodically in conjunction with the Joint Ventures' marketing programs. A one-time installation fee, which the Joint Ventures may wholly or partially waive during a promotional period, is usually charged to new customers. Prior to September 1, 1993, the Joint Ventures generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation. Substantially all the Joint Ventures' customers received a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

            The various personnel required to operate the PBD Joint Venture's business are employed by the Joint Venture, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 7, 1996, the PBD Joint Venture had 15 employees, the cost of which is charged directly to the Joint Venture. As of February 7, 1997, the Macoupin Joint Venture had no employees. The various personnel required to operate the Joint Venture's business are employed by the Corporate General Partner, its subsidiary corporation and FHGLP. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Joint Ventures for reimbursement pursuant to the respective Joint Venture agreements and management agreements. Other personnel required to operate the PBD Joint Venture's business are employed by an affiliate of the General Partner. The cost of such employment is allocated and charged to the Joint Venture. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

            As part of their commitment to customer service, the Joint Ventures emphasize the highest technical standards and prudently seek to apply technological advances in the cable television industry to their cable television systems on the basis of cost effectiveness. The Joint Ventures' systems had an average channel capacity of 37 with 100% of the channel capacity utilized at December 31, 1996. The Joint Ventures believe that system upgrades would enable them to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Joint Ventures' capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Also, as a result of the uncertainty created by recent regulatory changes, the Joint Ventures have deferred most plant rebuilds and upgrades. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

            The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Joint Ventures' current policy is to utilize fiber optic technology in substantially all rebuild projects which they undertake. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

            As of December 31, 1996, approximately 82% of the Joint Ventures' customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Joint Ventures have supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected systems, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Joint Ventures can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Joint Ventures to offer pay-per-view services. See "Customer Rates and Services."

DIGITAL COMPRESSION

            The Joint Ventures have been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Joint Ventures believe that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in their systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Joint Ventures' management has no plans to install it at this time based on the current technological profile of the Joint Ventures' systems and management's present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

            The Joint Ventures purchase basic and premium programming for their systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 94,300 homes subscribing to cable service at December 31, 1996), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Joint Ventures' systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on is business. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Joint Ventures', programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

            The Joint Ventures' cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. Increases in the cost of premium programming services have been offset in part by additional volume discounts as a result of increases in the number of customers of the Joint Ventures' systems and all of the affiliated systems managed by FHGLP. The 1996 retransmission carriage agreement negotiations were completed with essentially no change to the previous agreements. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1995, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation" -- "Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

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

            PBD Joint Venture

            As of December 31, 1996, the Joint Venture held four franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

            The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                         Number of        Percentage of
                                           Homes              Homes
      Year of           Number of     Subscribing to      Subscribing to
Franchise Expiration   Franchises     Cable Service       Cable Service
--------------------   ----------     -------------       -------------
  Prior to 1998              2             7,787               58.0%
  1998 - 2002                1               567                4.2
  2003 and after             1             2,617               19.5
                             -            ------               ----

  Total                      4            10,971               81.7%
                             =            ======               ====

            The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 2,455 customers, comprising approximately 18.3% of the Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

            Macoupin Joint Venture

            As of December 31, 1996, the Joint Venture held seven franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

           The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                    Number of      Percentage of
     Year of                          Homes            Homes
   Franchise         Number of    Subscribing to    Subscribing to
   Expiration       Franchises    Cable Service     Cable Service
   ----------       ----------    -------------     -------------
   Prior to 1998          3             2,351            52.7%
   1998-2002              1               931            20.9
   2003 and after         3             1,181            26.4
                          -             -----           -----
   Total                  7             4,463           100.0%
                          =             =====           =====

            In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with its franchising authorities.

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

COMPETITION

            Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisk players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

            Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for an initial six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

            Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers.

            Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. The use of digital compression technology may enable MMDS systems to deliver even more channels. MMDS systems qualify for the statutory compulsory copyright license for the retransmission of television and radio broadcast stations. Several of the Regional Bell Operating Companies have begun to enter the MMDS business as a way of breaking into video programming delivery.

            Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

            The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

            The FCC also has a pending rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multichannel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

            The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

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

                           LEGISLATION AND REGULATION

            The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership and Joint Ventures.

CABLE COMMUNICATIONS POLICY ACT OF 1984

            The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

            On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to conduct a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

            A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court is reviewing the district court's decision.

            On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). On August 30, 1996, the U.S. Court of Appeals for the District of Columbia Circuit sustained the constitutionality of all provisions except for the multiple ownership limits and the limits on the number of channels which can be occupied by programmers affiliated with the cable operator, both of which are being challenged in a separate appeal.

TELECOMMUNICATIONS ACT OF 1996

            On February 8, 1996, the President signed the 1996 Telecom Act into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "Federal Regulation-Rate Regulation."

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

            RATE REGULATION

            The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

            The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on February 22 and November 10, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rules have been further amended several times. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Joint Ventures' systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

            Franchising authorities have become certified by the FCC to regulate the rates charged by the Joint Ventures for basic cable service and for associated basic cable service equipment.

            The Joint Ventures have adjusted their regulated programming service rates and related equipment and installation charges in substantially all of their systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Joint Ventures also implemented a program in substantially all of their systems under which a number of the Joint Ventures' satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

            The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Joint Ventures. There have been three rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the second case, a seven-channel a la carte package was ordered to be treated as a regulated tier. In the third case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Joint Ventures' systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

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

            CARRIAGE OF BROADCAST TELEVISION SIGNALS

            The 1992 Cable Act contained new signal carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The Joint Ventures have thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Joint Ventures were once again able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the December 31, 1996 deadline and have therefore continued not to have been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

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

            FRANCHISE FEES

            Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

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

            CHANNEL SET-ASIDES

            The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

            COMPETING FRANCHISES

            Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be uncertain. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

            OWNERSHIP

            The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise. See "Competition."

            The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminated this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the MMDS and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

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

            The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

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

            FRANCHISE TRANSFERS

            The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

            REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

            Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

            TECHNICAL REQUIREMENTS

            Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

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

            The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. This provision has been temporarily stayed while certain programmers seek Supreme Court review on constitutional grounds. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

            COPYRIGHT

            Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process supervised by the U.S. Copyright Office.

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

ITEM 2. PROPERTIES

            The Joint Ventures own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease their service vehicles. The Joint Ventures believe that their properties, both owned and leased, are in good condition and are suitable and adequate for the Joint Ventures' business operations.

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

            None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND
            RELATED SECURITY HOLDER MATTERS

LIQUIDITY

            While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 1,713 as of December 31, 1996. In addition to restrictions on the transferability of units contained in the partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

            Upon the disposition of substantially all of the Partnership's assets, gain shall be allocated first to the limited partners having negative capital account balances until their capital accounts are increased to zero, next equally among the general partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

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

            The Partnership began making periodic cash distributions to limited partners from operations during 1986 and distributed $499,800 ($12.50 per unit) in each of 1994, 1995 and 1996. The distributions were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures. The Partnership will continue to determine its ability to pay distributions on a quarter-by-quarter basis. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

ITEM 6. SELECTED FINANCIAL DATA

            Set forth below is selected financial data of the Partnership, Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County for the five years ended December 31, 1996. This data should be read in conjunction with the Partnership's and Joint Ventures' financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                     Year Ended December 31,
                                     -----------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA               1992                1993                1994                1995                1996
                                     ---------           ---------           ---------           ---------           ---------
  Costs and expenses                 $ (69,500)          $ (49,600)          $ (51,500)          $ (32,100)          $ (33,800)
  Depreciation and amortization         (1,700)                 --                  --                  --                  --
                                     ---------           ---------           ---------           ---------           ---------
  Operating loss                       (71,200)            (49,600)            (51,500)            (32,100)            (33,800)
  Interest expense                    (172,700)           (136,500)           (112,500)           (126,500)           (119,900)
  Interest income                        6,100              12,400               2,800               3,700              20,500
  Equity in net income of
   Enstar IV/PBD Systems Venture       139,700              79,800              20,600             216,200             627,400
  Equity in net income (loss) of
   Enstar Cable of Macoupin County     (52,400)            (36,200)             11,900              28,000             123,500
                                     ---------           ---------           ---------           ---------           ---------

  Net  income (loss)                 $(150,500)          $(130,100)          $(128,700)          $  89,300           $ 617,700
                                     =========           =========           =========           =========           =========

  Distributions to partners          $      --           $ 504,800           $ 504,800           $ 504,800           $ 504,800
                                     =========           =========           =========           =========           =========

PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
  Net income (loss)                  $   (3.73)          $   (3.22)          $   (3.19)          $    2.21           $   15.30
                                     =========           =========           =========           =========           =========

  Distributions                      $      --           $   12.50           $   12.50           $   12.50           $   12.50
                                     =========           =========           =========           =========           =========


                                                                    Year Ended December 31,
                                    -----------------------------------------------------------------------------------------
BALANCE SHEET DATA                    1992                1993                1994                1995                1996
                                    ----------        -----------         -----------         -----------         -----------
  Total assets                      $5,664,700         $ 3,751,400         $ 3,110,300         $ 2,689,900         $ 2,812,000
  Total debt                         2,285,700           1,008,900           1,008,900           1,008,900           1,008,900
  General partners' deficit            (50,000)            (56,300)            (62,600)            (66,700)            (65,500)
  Limited partners' capital          3,399,400           2,770,800           2,143,600           1,732,200           1,843,900

II.  ENSTAR IV/PBD SYSTEMS VENTURE

                                                                     Year Ended December 31,
                                      -------------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                1992                1993                1994                1995                1996
                                      -----------         -----------         -----------         -----------         -----------
  Revenues                            $ 4,625,200         $ 4,964,400         $ 4,857,600         $ 5,075,500         $ 5,428,600
  Costs and expenses                   (2,511,100)         (2,824,000)         (2,989,000)         (2,992,300)         (3,194,100)
  Depreciation and amortization        (1,889,700)         (1,995,100)         (1,835,100)         (1,692,800)         (1,013,000)
                                      -----------         -----------         -----------         -----------         -----------
  Operating income                        224,400             145,300              33,500             390,400           1,221,500
  Net income                          $   279,400         $   159,600         $    41,200         $   432,400         $ 1,254,800
                                      ===========         ===========         ===========         ===========         ===========
  Distributions to venturers          $ 2,400,000         $ 2,200,000         $ 1,249,000         $   666,000         $ 1,260,000
                                      ===========         ===========         ===========         ===========         ===========

OTHER OPERATING DATA

  Net cash provided by
    operating activities              $ 1,735,000         $ 2,031,700         $ 2,120,400         $ 2,006,100         $ 2,180,800
  EBITDA(1)                             2,114,100           2,140,400           1,868,600           2,083,200           2,234,500
  EBITDA to revenues                         45.7%               43.1%               38.5%               41.0%               41.2%
  Capital expenditures                $   441,000         $   340,600         $   286,800         $   791,600         $   190,300


                                                                     Year Ended December 31,
                                      -------------------------------------------------------------------------------------------
BALANCE SHEET DATA                       1992                1993                1994                1995                1996
                                      -----------         -----------         -----------         -----------         -----------
  Total assets                        $ 7,788,500         $ 5,555,200         $ 4,593,500         $ 4,188,300         $ 4,224,300
  Venturers' capital                    7,025,800           4,985,400           3,777,600           3,544,000           3,538,800


III.  ENSTAR CABLE OF MACOUPIN COUNTY

                                                                     Year Ended December 31,
                                      -------------------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                1992                1993                1994                1995                1996
                                      -----------         -----------         -----------         -----------         -----------
  Revenues                            $ 1,466,700         $ 1,572,900         $ 1,590,800         $ 1,646,000         $ 1,870,600
  Costs and expenses                     (826,000)           (863,500)           (876,900)           (959,200)           (898,300)
  Depreciation and amortization          (811,700)           (826,500)           (703,900)           (634,800)           (614,400)
                                      -----------         -----------         -----------         -----------         -----------
  Operating income (loss)                (171,000)           (117,100)             10,000              52,000             357,900
  Net income (loss)                      (157,200)        $  (108,600)        $    35,700         $    84,000         $   370,500
                                      ===========         ===========         ===========         ===========         ===========
  Distributions to venturers          $   600,000         $        --         $ 1,050,000         $        --         $ 1,050,000
                                      ===========         ===========         ===========         ===========         ===========

OTHER OPERATING DATA

  Net cash provided by
    operating activities              $   529,700         $   734,100         $   750,300         $   799,900         $   860,200
  EBITDA(1)                               640,700             709,400             713,900             686,800             972,300
  EBITDA to revenues                         43.7%               45.1%               44.9%               41.7%               52.0%
  Capital expenditures                     84,100         $   115,500         $   126,900         $   325,500         $   411,200

                                                                     Year Ended December 31,
                                      -------------------------------------------------------------------------------------------
BALANCE SHEET DATA                       1992                1993                1994                1995                1996
                                      -----------         -----------         -----------         -----------         -----------
  Total assets                        $ 3,745,600         $ 3,662,700         $ 2,647,600         $ 2,840,100         $ 2,084,400
  Venturers' capital                    3,523,500           3,414,900           2,400,600           2,484,600           1,805,100

----------------
      (1) Operating income before depreciation and amortization. The Joint Ventures measure their financial performance by their EBITDA, among other items. Based on their experience in the cable television industry, the Joint Ventures believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instrument of the Partnership, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Joint Ventures' financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            On February 8, 1996, President Clinton signed into law the 1996 Telecom Act. This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act, including certain of the rate regulation provisions previously imposed by the 1992 Cable Act. Compliance with those rate regulations has had a negative impact on the Joint Ventures' revenues and cash flow. However, in accordance with the FCC's regulations, the Joint Ventures will be able to increase regulated service rates in the future in response to inflation and specified historical and anticipated cost increases, although certain costs may continue to rise at a rate in excess of that which the Joint Ventures will be permitted to pass on to their customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Ventures' business. Accordingly, the Joint Ventures' historical financial results as described below are not necessarily indicative of future performance.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Joint Ventures, as discussed more fully elsewhere in this Report.

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

RESULTS OF OPERATIONS

            THE PARTNERSHIP

            As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures distributed $974,500, $333,000 and $980,000 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 1994, 1995 and 1996, respectively. The Partnership distributed $504,800 to its partners in each of 1994, 1995 and 1996.

            Interest expense decreased from $126,500 to $119,900, or by 5.2%, for the year ended December 31, 1996 compared to 1995. The decrease was due to lower interest rates during 1996 compared to 1995 (9.8% in 1996 compared to 10.3% in 1995). Interest expense increased from $112,500 to $126,500, or by 12.4%, for the year ended December 31, 1995 compared to 1994, due to higher interest rates in 1995 (10.3% in 1995 compared to 8.7% in 1994).

            THE PBD JOINT VENTURE

            1996 COMPARED TO 1995

            The Joint Venture's revenues increased from $5,075,500 to $5,428,600, or by 7.0%, for the year ended December 31, 1996 as compared to 1995. Of the $353,100 increase in revenues for the year ended December 31, 1996 as compared to 1995, $219,000 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $174,900 was due to increases in other revenue producing items including advertising sales revenue and $4,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were offset by a $45,500 decrease in revenues due to decreases in the number of subscriptions for service. As of December 31, 1996, the Joint Venture had approximately 13,400 homes subscribing to cable service and 4,500 premium service units.

            Service costs increased from $1,778,300 to $1,866,800, or by 5.0%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $88,500 increase in service costs for the year ended December 31, 1996 as compared to 1995, $40,100 was due to an increase in copyright fees resulting from revenue increases as described above, $35,900 was due to an increase in personnel costs, $7,800 was due to a decrease in capitalization of labor and overhead expense resulting from fewer capital projects during 1996 and $6,300 was due to an increase in franchise fees. These increases were partially offset by a $2,200 decrease in repair and maintenance expense. Copyright fees also increased due to new charges in 1996 for retransmission of copyrighted music included in cable networks' programming that is carried on the Joint Venture's systems. See "Legislation and Regulation."

            General and administrative expenses increased from $591,100 to $739,600, or by 25.1%, for the year ended December 31, 1996 as compared to 1995. Of the $148,500 increase for the year ended December 31, 1996 as compared to 1995, $63,600 was due to an increase in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Joint Venture, $39,000 was due to an increase in marketing expenses, $37,700 was due to an increase in personnel costs and $21,700 was due to an increase in telephone expense. These increases were partially offset by a $10,400 decrease in professional fees and a $5,900 increase in capitalization of labor and overhead expense due to a greater number of hours spent on franchise renewal activities in 1996.

            Management fees and reimbursed expenses decreased from $622,900 to $587,700, or by 5.7%, for the year ended December 31, 1996 as compared to 1995. Reimbursed expenses decreased by $52,800 for the year ended December 31, 1996 as compared to 1995, primarily due to lower allocated personnel costs and marketing expenses. Management fees increased by $17,600 for the year ended December 31, 1996 as compared to 1995 in direct relation to increased revenues as described above.

            Depreciation and amortization expense decreased from $1,692,800 to $1,013,000, or by 40.2%, for the year ended December 31, 1996 as compared to 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

            Operating income increased from $390,400 to $1,221,500 for the year ended December 31, 1996 as compared to 1995, primarily due to decreased depreciation and amortization expense and increased revenues as described above.

            Interest income, net of interest expense, decreased from $42,000 to $34,800, or by 17.1%, for the year ended December 31, 1996 as compared to 1995 due to lower average interest rates earned on investment balances.

            Due to the factors described above, the Joint Venture's net income increased from $432,400 to $1,254,800 for the year ended December 31, 1996 as compared to 1995.

            Operating income before depreciation and amortization (EBITDA) as a percentage of revenues remained relatively unchanged at approximately 41% for the years ended December 31, 1995 and 1996. EBITDA increased from $2,083,200 to $2,234,500, or by 7.3%, for the year ended December 31, 1996 as compared to 1995 primarily due to increases in revenues as described above.

           1995 COMPARED TO 1994

           The Joint Venture's revenues increased from $4,857,600 to $5,075,500, or by 4.5%, for the year ended December 31, 1995 compared to 1994. Of the $217,900 increase in revenues, $156,700 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Joint Venture in April 1995, $141,300 was due to increases in the number of subscriptions for services, $43,000 was due to increases in advertising sales and other revenue producing items and $33,500 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $156,600. As of December 31, 1995 the Joint Venture had approximately 13,500 homes subscribing to cable service and 5,000 premium service units.

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

           Management fees and reimbursed expenses decreased from $649,800 to $622,900, or by 4.1%, for the year ended December 31, 1995 as compared to 1994. Of the $26,900 decrease, $37,800 was due to decreased reimbursable expenses allocated by the Corporate General Partner, including lower allocated personnel costs and compliance costs associated with reregulation by the FCC. Management fees increased by $10,900, or 4.5%, in direct relation to increased revenues as described above.

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

           Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 38.5% during 1994 to 41.0% in 1995. The increase was primarily caused by increased revenues as discussed above. EBITDA increased from $1,868,600 to $2,083,200, or by 11.5%, during 1995 compared to 1994.

            DISTRIBUTIONS MADE BY THE PBD JOINT VENTURE

            The PBD Joint Venture distributed $1,249,000, $666,000 and $1,260,000 equally between its two partners during 1994, 1995 and 1996, respectively.

            THE MACOUPIN JOINT VENTURE

            1996 COMPARED TO 1995

            The Joint Venture's revenues increased from $1,646,000 to $1,870,600, or by 13.6%, for the year ended December 31, 1996 as compared to 1995. Of the $224,600 increase in revenues for the year ended December 31, 1996 as compared to 1995, $134,700 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $74,400 was due to increases in other revenue producing items including advertising sales and $25,800 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were offset by a $10,300 decrease due to decreases in the number of subscriptions for service. As of December 31, 1996, the Joint Venture had approximately 4,500 homes subscribing to cable service and 1,800 premium service units.

            Service costs increased from $500,300 to $532,500, or by 6.4%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $32,200 increase in service costs for the year ended December 31, 1996 as compared to 1995, $24,100 was due to an increase in programming fees charged by program suppliers (including primary satellite fees), $23,400 was due to an increase in copyright fees, $17,400 was due to an increase in franchise fees, $8,200 was due to an increase in personnel costs, $5,400 was due to an increase in program guide expense and $4,000 was due to an increase in system power costs. These increases were partially offset by a $50,200 increase in capitalization of labor and overhead expense resulting from the rebuild of the Joint Venture's Auburn, Illinois cable system. The increase in programming fees for the year ended December 31, 1996 included a $6,000 increase related to the restructuring of The Disney Channel discussed above. Copyright and franchise fees increased in direct relation to increased revenues. Franchise fees also increased due to an increase in the fee percentage imposed by one of the Joint Venture's franchising authorities. Copyright fees also increased due to new charges in 1996 for retransmission of copyrighted music included in cable networks' programming that is carried on the Joint Venture's systems. See "Legislation and Regulation."

            General and administrative expenses decreased from $232,300 to $109,500, or by 52.9%, for the year ended December 31, 1996 as compared to 1995. Of the $122,800 decrease for the year ended December 31, 1996 as compared to 1995, $101,300 was due to lower insurance expense, primarily workers' compensation insurance costs, $28,000 was due to an increase in capitalization of labor and overhead expense resulting from the Auburn rebuild discussed above and $8,200 was due a decrease in personnel costs. These decreases were partially offset by an $18,200 increase in marketing expense.

            Management fees and reimbursed expenses increased from $226,600 to $256,300, or by 13.1%, for the year ended December 31, 1996 as compared to 1995. Reimbursable expenses increased by $18,500 for the year ended December 31, 1996 as compared to 1995, primarily due to higher allocated personnel costs, professional service fees and compliance costs associated with reregulation by the FCC. Management fees increased by $11,200 for the year ended December 31, 1996 as compared to 1995 in direct relation to increased revenues as described above.

            Depreciation and amortization expense decreased from $634,800 to $614,400, or by 3.2%, for the year ended December 31, 1996 as compared to 1995 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

            Operating income increased from $52,000 to $357,900 for the year ended December 31, 1996 as compared to 1995, primarily due to increased revenues and lower insurance expense as described above.

            Interest income, net of interest expense, decreased from $32,000 to $12,000, or by 62.5%, for the year ended December 31, 1996 as compared to 1995 due to lower average cash balances available for investment.

            Due to the factors described above, the Joint Venture's net income increased from $84,000 to $370,500 for the year ended December 31, 1996 as compared to 1995.

            Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 41.7% to 52.0% for the year ended December 31, 1996 as compared to 1995. EBITDA increased from $686,800 to $972,300, or by 41.6%, for the year ended December 31, 1996 as compared to 1995, primarily due to increased revenues and lower insurance expense as described above.

           1995 COMPARED TO 1994

           The Joint Venture's revenues increased from $1,590,800 to $1,646,000, or by 3.5%, for the year ended December 31, 1995 compared to 1994. Of the $55,200 increase in revenues, $53,400 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $27,600 was due to increases in the number of subscriptions for services, $11,600 was due to increases in advertising sales and other revenue producing items and $2,300 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Joint Venture to be approximately $39,700. As of December 31, 1995 the Joint Venture had approximately 4,400 homes subscribing to cable service and 2,100 premium service units.

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

           Management fees and reimbursed expenses decreased from $231,200 to $226,600, or by 2.0%, for the year ended December 31, 1995 as compared to 1994. Of the $4,600 decrease, $7,400 was due to decreased reimbursable expenses allocated by the Corporate General Partner, including lower allocated personnel costs, property taxes, professional fees, compliance costs associated with reregulation by the FCC, telephone costs and postage and messenger expense. Management fees increased by $2,800, or by 3.5%, in direct relation to increased revenues as described above.

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

           Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 44.9% to 41.7% for the year ended December 31, 1995 compared to 1994 primarily due to higher insurance premiums. EBITDA decreased from $713,900 to $686,800, or by 3.8%, during 1995 compared to 1994.

            DISTRIBUTIONS TO PARTNERS

            The Macoupin Joint Venture distributed $1,050,000 equally among its three partners in each of 1994 and 1996. No distributions were made during 1995.

LIQUIDITY AND CAPITAL RESOURCES

            The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems, and amounted to $601,500 in 1996. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system by June 30, 1997 at an estimated total cost of $379,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $226,000 in 1996, and the Joint Venture has budgeted additional expenditures of $153,000 in 1997 to complete the rebuild. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $770,000. Capital expenditures approximated $460,000 in 1996 and additional construction expenditures of $310,000 are budgeted for 1997. The PBD Joint Venture has budgeted capital expenditures of approximately $1,509,200 in 1997, which include $1,248,800 for the rebuild of its Mt. Carmel, Illinois cable system. Management believes that cash generated by the Joint Ventures' operations in 1997, together with available borrowings, will be adequate to fund capital expenditures and allow for continued distributions to partners. To incur this level of capital expenditures, however, the Partnership will be required to obtain a waiver from its lender that would permit the Joint Ventures to exceed the limitation on such expenditures imposed by the loan covenants in the Partnership's bank credit agreement.

            As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. As a result, a majority of the Joint Ventures' systems will be significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

            The Partnership paid distributions totaling $504,800 during the year ended December 31, 1996. However, there can be no assurance regarding the level, timing or continuation of future distributions.

            In December, 1993 the Partnership obtained from a lender a $2,100,000 revolving bank credit agreement (the "Facility") maturing on December 31, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Partnership paid a facility fee of $31,500 to the lender prior to funding the Facility. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership's management believes that it was in compliance with the loan covenants at December 31, 1996. The maximum commitment under the credit facility will decrease by $750,000 in 1997 to $850,000. Since the aggregate principal amount outstanding at December 31, 1996 was $1,008,925, principal payments of $158,925 will be due in 1997.

            1996 VS. 1995

            Operating activities used $107,400 less cash during 1996 than in 1995. Changes in receivables from affiliates generated $71,400 more cash in 1996 than in 1995 due to the timing of collections. Partnership expenses used $21,800 less cash after adding back non-cash amortization of deferred loan costs and equity in net income of Joint Ventures. The Partnership used $14,200 less cash to pay liabilities owed to the Corporate General Partner and third-party creditors in the 1996 period due to the timing of payments.

            Cash provided by investing activities increased by $647,000 in 1996 as compared to 1995 due to an increase in distributions from the Joint Ventures.

            1995 VS. 1994

           Operating activities used $26,800 more cash during 1995 than in 1994, primarily due to changes in receivables from affiliates, which used $35,700 more cash in 1995 due to the timing of collections. Partnership expenses used $6,300 less cash after adding back non-cash items consisting of amortization of deferred loan costs and equity in net income of Joint Ventures. The Partnership used $2,600 less cash in 1995 than in 1994 to pay liabilities owed to the Corporate General Partner and third party creditors due to the timing of payments.

            Cash provided by investing activities decreased by $641,500 in 1995 as compared to 1994 due to reduced distributions from the Joint Ventures. Financing activities used $12,600 less cash in 1995 due to the payment of deferred loan costs related to the Partnership's bank credit agreement in 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

            In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Joint Ventures adopted Statement 121 in the first quarter of 1996, the effects of which were not material.

INFLATION

            Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Ventures are able to increase their service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

            The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1996 the Corporate General Partner managed cable television systems with approximately 125,000 Subscribers.

            Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of subsidiaries and also controls the general partners of 15 other limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

            Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                          POSITION
----                          --------
Marc B. Nathanson             Director, Chairman of the Board and Chief Executive Officer
Frank J. Intiso               Director, President and Chief Operating Officer
Stanley S. Itskowitch         Director, Executive Vice President and General Counsel
Michael K. Menerey            Director, Chief Financial Officer and Secretary
Joe A. Johnson                Executive Vice President - Operations
Jon W. Lunsford               Vice President - Finance and Corporate Development
Abel C. Crespo                Controller

MARC B. NATHANSON, 51, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 27-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television

Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 50, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 58, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 45, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984. He has been Chief Financial Officer and Secretary of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 52, has been Executive Vice President Operations of FHGI since September 1995, and between January 1992 and that date was Senior Vice President. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 37, has been Vice President - Finance and Corporate Development FHGI since September 1994. He has been Vice President-Finance and Corporate Development of Enstar Communications Corporation since January 1996. From 1991 to 1994 he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 37, has been Controller of FHGI since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

            The following sets forth, as of December 31, 1996, biographical information about certain officers of FHGI and Falcon Cable Group, a division of FHGLP, who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 43, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 43, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 50, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Regulatory Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 49, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 61, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources of Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 49, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 49, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989 he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

            In addition, Falcon Cable Group has six Divisional Vice Presidents who are based in the field. They are Ron L. Hall, Michael E. Kemph, Nicholas A. Nocchi, Larry L. Ott, Robert S. Smith and Victor A. Wible.

            Each director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT FEE

            The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Joint Ventures' systems and provides all operational support for the activities of the Joint Ventures. For these services, the Manager receives a management fee of 5% of the PBD Joint Venture's gross revenues and 4% of the Macoupin Joint Venture's gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. The Macoupin Joint Venture also is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Joint Ventures' cable systems. The Management Agreement also requires the Joint Ventures to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Joint Ventures upon sixty (60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Joint Ventures and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. Additionally, the PBD Joint Venture receives certain system operating management services from an affiliate of the Manager in lieu of directly employing personnel to perform such services. The Joint Venture reimburses the affiliate for its allocable share of the affiliate's operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Joint Ventures, for which it is reimbursed.

            For the fiscal year ended December 31, 1996, the Manager charged the Joint Ventures management fees of approximately $346,200 and reimbursed expenses of $479,100. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $18,700 in respect of its 1% special interest. The PBD Joint Venture also reimbursed an affiliate approximately $135,900 for system operating management services. Certain programming services are purchased through Falcon Cablevision. The Joint Ventures paid Falcon Cablevision approximately $1,630,400 for these programming services for fiscal year 1996.

PARTICIPATION IN DISTRIBUTIONS

            The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5, "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

            As of March 3, 1997, the common stock of FHGI was owned as follows:
78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1997, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

            As of March 3, 1997, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. and 2.58% of Falcon Video Communications. In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

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

            FHGLP also manages the operations of Falcon Classic Cable Income Properties, L.P., Falcon Video Communications, L.P., and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

            Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships.

            These affiliations subject FHGLP and the Corporate General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

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



(b)            Reports on Form 8-K

               The Registrant filed a Form 8-K dated November 14, 1996, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                                    ENSTAR INCOME PROGRAM IV-1, L.P.
                                    By:   Enstar Communications Corporation,
                                          Corporate General Partner

                                          By: /s/  Marc B. Nathanson
                                             --------------------------------
                                             Marc B. Nathanson
                                             Chairman of the Board and
                                               Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 1997.

                  Signatures                               Title(*)
                  ----------                               --------
          /s/ Marc B. Nathanson             Chairman of the Board and Chief Executive Officer
          ----------------------------        (Principal Executive Officer)
          Marc B. Nathanson



          /s/ Michael K. Menerey            Chief Financial Officer, Secretary and Director
          ----------------------------        (Principal Financial and Accounting Officer)
          Michael K. Menerey



          /s/ Frank J. Intiso               President, Chief Operating Officer
          ----------------------------        and Director
          Frank J. Intiso



          /s/ Stanley S. Itskowitch         Executive Vice President, General Counsel
          ----------------------------        and Director
          Stanley S. Itskowitch


(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                            PAGE
                                       -----------------------------------------------
                                          Enstar                            Enstar
                                          Income        Enstar IV/PBD        Cable
                                         Program           Systems       of Macoupin
                                           IV-1,            Venture          County
                                           L.P.
                                       -------------    --------------   -------------
Reports of Independent Auditors            F-2              F-12             F-22

Balance Sheets - December 31, 1995         F-3              F-13             F-23
and 1996

Financial Statements for each of
 the three years in the period
 ended December 31, 1996:

   Statements of Operations                F-4              F-14             F-24

   Statements of Partnership/
   Venturers' Capital (Deficit)            F-5              F-15             F-25

   Statements of Cash Flows                F-6              F-16             F-26

Notes to Financial Statements              F-7              F-17             F-27

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS




Partners
Enstar Income Program IV-1, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income Program IV-1, L.P. (A Georgia Limited Partnership) as of December 31, 1995 and 1996, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-1, L.P. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/   ERNST & YOUNG LLP


Los Angeles, California
February 21, 1997

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                                 BALANCE SHEETS
                       =================================

                                                                 December 31,
                                                        ------------------------------
                                                            1995               1996
                                                        -----------        -----------
ASSETS:
  Cash and cash equivalents                             $     3,200        $   406,700
                                                        -----------        -----------

  Equity in net assets of joint ventures:
    Enstar IV/PBD Systems Venture                         1,772,100          1,769,400
    Enstar Cable of Macoupin County                         828,100            601,700
                                                        -----------        -----------

                                                          2,600,200          2,371,100
                                                        -----------        -----------

  Due from affiliates                                        35,700                 --
  Deferred loan costs, net                                   50,800             34,200
                                                        -----------        -----------

                                                        $ 2,689,900        $ 2,812,000
                                                        ===========        ===========

              LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                      $    15,500        $    15,900
  Due to affiliates                                              --              8,800
  Note payable                                            1,008,900          1,008,900
                                                        -----------        -----------

     TOTAL LIABILITIES                                    1,024,400          1,033,600
                                                        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                          (66,700)           (65,500)
  Limited partners                                        1,732,200          1,843,900
                                                        -----------        -----------

     TOTAL PARTNERSHIP CAPITAL                            1,665,500          1,778,400
                                                        -----------        -----------

                                                        $ 2,689,900        $ 2,812,000
                                                        ===========        ===========


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF OPERATIONS
                        ================================

                                                              Year Ended December 31,
                                                   -------------------------------------------
                                                      1994             1995             1996
                                                   ---------        ---------        ---------
OPERATING EXPENSES:
  General and administrative expenses              $  25,700        $  32,100        $  33,800
  General Partner reimbursed expenses                 25,800               --               --
                                                   ---------        ---------        ---------

   Operating loss                                    (51,500)         (32,100)         (33,800)
                                                   ---------        ---------        ---------

OTHER INCOME (EXPENSE):
  Interest expense                                  (112,500)        (126,500)        (119,900)
  Interest income                                      2,800            3,700           20,500
                                                   ---------        ---------        ---------

                                                    (109,700)        (122,800)         (99,400)
                                                   ---------        ---------        ---------

   Loss before equity in net income of joint
      ventures                                      (161,200)        (154,900)        (133,200)
                                                   ---------        ---------        ---------

EQUITY IN NET INCOME OF JOINT VENTURES:
  Enstar IV/PBD Systems Venture                       20,600          216,200          627,400
  Enstar Cable of Macoupin County                     11,900           28,000          123,500
                                                   ---------        ---------        ---------

                                                      32,500          244,200          750,900
                                                   ---------        ---------        ---------

NET INCOME (LOSS)                                  $(128,700)       $  89,300        $ 617,700
                                                   =========        =========        =========

NET INCOME (LOSS) PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                             $   (3.19)       $    2.21        $   15.30
                                                   =========        =========        =========

WEIGHTED AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING THE YEAR                   39,982           39,982           39,982
                                                   =========        =========        =========

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)
                  =============================================

                                     General          Limited
                                     Partners         Partners              Total
                                     --------        -----------        -----------
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1994                    $(56,300)       $ 2,770,800        $ 2,714,500

   Distributions to partners           (5,000)          (499,800)          (504,800)
   Net loss for year                   (1,300)          (127,400)          (128,700)
                                     --------        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1994                   (62,600)         2,143,600          2,081,000

   Distributions to partners           (5,000)          (499,800)          (504,800)
   Net income for year                    900             88,400             89,300
                                     --------        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT)
  December 31, 1995                   (66,700)         1,732,200          1,665,500

   Distributions to partners           (5,000)          (499,800)          (504,800)
   Net income for year                  6,200            611,500            617,700
                                     --------        -----------        -----------

PARTNERSHIP CAPITAL (DEFICIT)
  December 31, 1996                  $(65,500)       $ 1,843,900        $ 1,778,400
                                     ========        ===========        ===========


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS
                       =================================

                                                                   Year Ended December 31,
                                                       -------------------------------------------
                                                          1994             1995             1996
                                                       ---------        ---------        ---------
Cash flows from operating activities:
   Net income (loss)                                   $(128,700)       $  89,300        $ 617,700
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
      Equity in net income of joint ventures             (32,500)        (244,200)        (750,900)
      Amortization of deferred loan costs                 16,500           16,500           16,600
      Increase (decrease) from changes in:
        Due from affiliates                                   --          (35,700)          35,700
        Accounts payable and due to affiliates            (7,600)          (5,000)           9,200
                                                       ---------        ---------        ---------
          Net cash used in operating activities         (152,300)        (179,100)         (71,700)
                                                       ---------        ---------        ---------

Cash flows from investing activities:
   Distributions from joint ventures                     974,500          333,000          980,000
                                                       ---------        ---------        ---------

Cash flows from financing activities:
   Distributions to partners                            (504,800)        (504,800)        (504,800)
   Deferred loan costs                                   (12,600)              --               --
                                                       ---------        ---------        ---------

          Net cash used in financing activities         (517,400)        (504,800)        (504,800)
                                                       ---------        ---------        ---------

Net increase (decrease) in cash and cash
   equivalents                                           304,800         (350,900)         403,500

Cash and cash equivalents at beginning of year            49,300          354,100            3,200
                                                       ---------        ---------        ---------

Cash and cash equivalents at end of year               $ 354,100        $   3,200        $ 406,700
                                                       =========        =========        =========


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                   =========================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

            Enstar Income Program IV-1, L.P. is a Georgia limited partnership (the "Partnership") whose cable television operations are conducted through its participation as a co-general partner in both Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (the "Joint Ventures").

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

            Cash equivalents at December 31, 1996 include $405,000 of short-term investments in commercial paper.

INVESTMENT IN JOINT VENTURES

            The Partnership's investment and share of the income or loss in the Joint Ventures is accounted for on the equity method of accounting.

DEFERRED LOAN COSTS

            Costs related to obtaining new loan agreements are capitalized and amortized to interest expense over the life of the related loan.

INCOME TAXES

            As a partnership, Enstar Income Program IV-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996 the book basis of the Partnership's net assets exceeds its tax basis by $87,400.

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

            Earnings and losses are allocated 99% to the limited partners and 1% to the general partners. Earnings and losses per unit of limited partnership interest are based on the weighted average number of units outstanding during the year.

RECLASSIFICATIONS

            Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                    ========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - PARTNERSHIP MATTERS

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

            The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in January 1986, and the initial closing took place in March 1986. The Partnership continued to raise capital until $10,000,000 (the maximum) was sold by July 1986.

            The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will only receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the general partners and 80% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

            Upon the disposition of substantially all of the Partnership's assets, gains shall be allocated first to the limited partners having negative capital account balances until their capital accounts are increased to zero, next equally among the general partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                    ========================================

NOTE 2 - PARTNERSHIP MATTERS (CONCLUDED)

            The Partnership's operating expenses, interest expense and distributions to partners are funded primarily from distributions received from the Joint Ventures.

            The amended partnership agreement limits the amount of debt the Partnership may incur.

NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 4 - EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

            The Partnership and an affiliate partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $41,200, $432,400 and $1,254,800 for 1994, 1995 and 1996, respectively, of which $20,600,
$216,200 and $627,400 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture on pages F-12 to F-21 of this Form 10-K.

Enstar Cable of Macoupin County

            The Partnership and two affiliate partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $35,700, $84,000 and $370,500 for 1994, 1995 and 1996, respectively, of which $11,900, $28,000 and 123,500 was allocated to the Partnership for the respective years. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                    ========================================


NOTE 4 - EQUITY IN NET ASSETS OF JOINT VENTURES (CONCLUDED)

conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture on pages F-22 to F-30 of this Form 10-K.

NOTE 5 - NOTE PAYABLE

            In December 1993, the Partnership entered into a $2,100,000 reducing revolving line of credit agreement (the "Agreement") with a final maturity of December 31, 1998. The Agreement provides for quarterly reductions of the maximum commitment commencing September 30, 1995, permanently reducing the maximum available borrowings under the Agreement. The commitment reduces in quarterly installments of $50,000 through June 30, 1996, $150,000 through June 30, 1997, $225,000 through June 30, 1998 and $200,000 through December 31, 1998.
Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. The Partnership is permitted to prepay amounts outstanding under the Agreement at any time without penalty, and is able to reborrow throughout the term of the Agreement up to the maximum commitment then available so long as no event of default exists.

            Borrowings bear interest at the lender's base rate (8.25% at December 31, 1996), as defined, plus 1.5%, payable quarterly. The Partnership is also required to pay a commitment fee of .5% per annum on the unused portion of the revolver. Borrowings under the Agreement are collateralized by substantially all assets of the Partnership, by a pledge of the general partners' interest in the Partnership and by all assets of the Joint Ventures (Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County).

            The Credit Agreement contains various requirements and restrictions, including maintenance of minimum operating results, required financial reporting, restrictions on sales of assets and limitations on investments, loans, advances and capital expenditures. Management believes that the Partnership was in compliance with all loan covenants at December 31, 1996.

            Principal maturities of the note payable as of December 31, 1996 are as follows:

             Year                                           Amount
             ----                                           ------
             1997                                          $  158,900
             1998                                             850,000
                                                           ----------

                                                           $1,008,900
                                                           ==========

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1994, 1995 or 1996 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership during 1994, 1995 and 1996.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    ========================================


NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

            The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Reimbursed expenses totaled approximately $25,800 in 1994. No reimbursable expenses were incurred on behalf of the Partnership during 1995 or 1996.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            Cash paid for interest amounted to $112,200, $126,200 and $120,500 in 1994, 1995 and 1996, respectively.

                         REPORT OF INDEPENDENT AUDITORS





To the Venturers of
Enstar IV/PBD Systems Venture  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar IV/PBD Systems Venture (A Georgia General Partnership) as of December 31, 1995 and 1996, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                          /s/   ERNST & YOUNG LLP


Los Angeles, California
February 21, 1997

                          ENSTAR IV/PBD SYSTEMS VENTURE

                                 BALANCE SHEETS
                         ===============================

                                                                                   December 31,
                                                                           ---------------------------
                                                                              1995             1996
                                                                           ----------       ----------
          ASSETS:
             Cash and cash equivalents                                     $1,297,900       $1,952,900

             Accounts receivable, less allowance of $17,400 and
                $4,500 for possible losses                                     97,300          212,800

             Prepaid expenses and other                                       115,100          126,800

             Cable materials, equipment and supplies                           90,900           89,900

             Property, plant and equipment, less accumulated
                depreciation and amortization                               2,367,300        1,820,900

             Franchise cost, net of accumulated
                amortization of $4,223,200 and $13,800                        219,800           21,000
                                                                           ----------       ----------

                                                                           $4,188,300       $4,224,300
                                                                           ==========       ==========

                                  LIABILITIES AND VENTURERS' CAPITAL

          LIABILITIES:
             Accounts payable                                              $  412,000       $  342,300
             Due to affiliates                                                232,300          343,200
                                                                           ----------       ----------

                TOTAL LIABILITIES                                             644,300          685,500
                                                                           ----------       ----------

          COMMITMENTS AND CONTINGENCIES

          VENTURERS' CAPITAL:
             Enstar Income Program IV-1, L.P                                1,772,000        1,769,400
             Enstar Income Program IV-2, L.P.                               1,772,000        1,769,400
                                                                           ----------       ----------

                TOTAL VENTURERS' CAPITAL                                    3,544,000        3,538,800
                                                                           ----------       ----------

                                                                           $4,188,300       $4,224,300
                                                                           ==========       ==========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF OPERATIONS
                       ==================================

                                                        Year Ended December 31,
                                             ---------------------------------------------
                                                1994             1995              1996
                                             ----------       ----------       -----------
REVENUES                                     $4,857,600       $5,075,500       $ 5,428,600
                                             ----------       ----------       -----------


OPERATING EXPENSES:
   Service costs                              1,713,600        1,778,300         1,866,800
   General and administrative expenses          625,600          591,100           739,600
   General Partner management fees
      and reimbursed expenses                   649,800          622,900           587,700
   Depreciation and amortization              1,835,100        1,692,800         1,013,000
                                             ----------       ----------       -----------

                                              4,824,100        4,685,100         4,207,100
                                             ----------       ----------       -----------

      Operating income                           33,500          390,400         1,221,500
                                             ----------       ----------       -----------

INTEREST INCOME, net                              6,900           42,000            34,800

GAIN (LOSS) ON SALE OF CABLE ASSETS                 800               --            (1,500)
                                             ----------       ----------       -----------

NET INCOME                                   $   41,200       $  432,400       $ 1,254,800
                                             ==========       ==========       ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        STATEMENTS OF VENTURERS' CAPITAL
                        ================================

                                     Enstar            Enstar
                                     Income            Income
                                     Program           Program
                                    IV-1, L.P          IV-2, L.P            Total
                                   -----------        -----------        -----------
BALANCE, January 1, 1994           $ 2,492,700        $ 2,492,700        $ 4,985,400

  Distributions to venturers          (624,500)          (624,500)        (1,249,000)
  Net income for year                   20,600             20,600             41,200
                                   -----------        -----------        -----------

BALANCE, December 31, 1994           1,888,800          1,888,800          3,777,600

  Distributions to venturers          (333,000)          (333,000)          (666,000)
  Net income for year                  216,200            216,200            432,400
                                   -----------        -----------        -----------

BALANCE, December 31, 1995           1,772,000          1,772,000          3,544,000

  Distributions to venturers          (630,000)          (630,000)        (1,260,000)
  Net income for year                  627,400            627,400          1,254,800
                                   -----------        -----------        -----------

BALANCE, December 31, 1996         $ 1,769,400        $ 1,769,400        $ 3,538,800
                                   ===========        ===========        ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF CASH FLOWS
                          =============================

                                                                        Year Ended December 31,
                                                          -------------------------------------------------
                                                             1994               1995               1996
                                                          -----------        -----------        -----------
Cash flows from operating activities:
   Net income                                             $    41,200        $   432,400        $ 1,254,800
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                         1,835,100          1,692,800          1,013,000
      (Gain) loss on sale of cable assets                        (800)                --              1,500
      Increase (decrease) from changes in:
        Accounts receivable and prepaid expenses               26,300            (65,500)          (130,700)
        Cable material, equipment and supplies                (27,500)           118,000              1,000
        Accounts payable and due to affiliates                246,100           (171,600)            41,200
                                                          -----------        -----------        -----------
          Net cash provided by operating activities         2,120,400          2,006,100          2,180,800
                                                          -----------        -----------        -----------
Cash flows from investing activities:
   Capital expenditures                                      (286,800)          (791,600)          (190,300)
   Increase in intangible assets                              (72,200)           (86,800)           (75,600)
   Proceeds from sale of property, plant and
     equipment                                                    800                 --                100
                                                          -----------        -----------        -----------

          Net cash used in investing activities              (358,200)          (878,400)          (265,800)
                                                          -----------        -----------        -----------

Cash flows from financing activities:
   Distributions to venturers                              (1,249,000)          (666,000)        (1,260,000)
                                                          -----------        -----------        -----------

Net increase in cash and cash equivalents                     513,200            461,700            655,000

Cash and cash equivalents at beginning of year                323,000            836,200          1,297,900
                                                          -----------        -----------        -----------

Cash and cash equivalents at end of year                  $   836,200        $ 1,297,900        $ 1,952,900
                                                          ===========        ===========        ===========

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS

                    ========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

            Enstar IV/PBD Systems Venture, a Georgia general partnership (the "Venture"), owns and operates cable television systems in rural areas of Illinois and Missouri.

            The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P. (the "Venturers") may have outside of their interest in the Venture, nor to any obligations, including income taxes, of the Venturers.

CASH EQUIVALENTS

            For purposes of the statements of cash flows, the Venture considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

            Cash equivalents at December 31, 1996 include $1,814,000 of short-term investments in commercial paper.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                    ========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

RECOVERABILITY OF ASSETS

            The Venture assesses on an ongoing basis the recoverability of intangible assets, including franchise costs, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Joint Venture also evaluates the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

            Revenues from cable services are recognized as the services are provided.

INCOME TAXES

            As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Venture's net assets exceeds its tax basis by $204,000.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

            The Venture was formed under the terms of a general partnership agreement effective July 23, 1986 between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner. The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

            Under the terms of the agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

            On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of Enstar Communications Corporation.

                         ENSTAR IV/PBD SYSTEMS VENTURE

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)
                       ==================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                             December 31,
                                    --------------------------------
                                        1995                1996
                                    ------------        ------------
Cable television systems            $ 10,368,300        $ 10,454,200
Vehicles, furniture and
   equipment, and leasehold
   improvements                          609,400             631,900
                                    ------------        ------------

                                      10,977,700          11,086,100

Less accumulated depreciation
   and amortization                   (8,610,400)         (9,265,200)
                                    ------------        ------------

                                    $  2,367,300        $  1,820,900
                                    ============        ============


NOTE 4 - COMMITMENTS AND CONTINGENCIES

            The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2005.

            Future minimum rental payments under noncancelable operating leases that have remaining terms in excess of one year as of December 31, 1996 are as follows:

             Year                                                 Amount
             ----                                               ----------
             1997                                               $    6,300
             1998                                                    2,200
             1999                                                    2,200
             2000                                                    2,200
             2001                                                    2,200
             Thereafter                                              8,300
                                                                ----------
                                                                $   23,400
                                                                ==========

            Rentals, other than pole rentals, charged to operations amounted to $22,300, $23,400 and $22,000 in 1994, 1995 and 1996, respectively, while pole rental expense approximated $53,000, $43,200 and $44,400 in 1994, 1995 and 1996,
respectively.

            The Venture has guaranteed the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

                    ========================================


NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

            The Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Venture's cable services. The Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain non-basic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

NOTE 5- EMPLOYEE BENEFITS PLANS

            The Venture has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Venturer's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1994, 1995 or 1996.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Venture. Management fee expense was $242,900, $253,800 and $271,400 in 1994, 1995 and 1996, respectively.

            In addition to the monthly management fee, the Venture reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the affiliate and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $406,900, $369,100 and $316,300 during 1994, 1995 and 1996, respectively.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                    ========================================

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

            The Joint Venture also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Joint Venture's cable systems. The Joint Venture reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Joint Venture for these costs approximated $27,900, $37,900 and $135,900 in 1994, 1995 and 1996, respectively. No management fee is payable to the affiliate by the Joint Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

            Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $1,102,600, $1,243,300 and $1,241,500 in 1994, 1995 and 1996, respectively.
Programming fees are included in service costs in the statements of operations.

                         REPORT OF INDEPENDENT AUDITORS




To the Venturers of
Enstar Cable of Macoupin County (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (A Georgia General Partnership) as of December 31, 1995 and 1996, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                         /s/   ERNST & YOUNG LLP


Los Angeles, California
February 21, 1997

                         ENSTAR CABLE OF MACOUPIN COUNTY

                                 BALANCE SHEETS
                        =================================

                                                                         December 31,
                                                                ---------------------------
                                                                   1995             1996
                                                                ----------       ----------
ASSETS:
   Cash and cash equivalents                                    $1,071,800       $  442,200

   Accounts receivable, less allowance of $4,700 and
     $3,900, for possible losses                                    28,700           66,100

   Prepaid expenses and other                                       16,800           25,700

   Property, plant and equipment, less accumulated
     depreciation and amortization                               1,021,500        1,149,400

   Franchise cost, net of accumulated
     amortization of $2,829,600 and $3,162,000                     701,300          401,000
                                                                ----------       ----------

                                                                $2,840,100       $2,084,400
                                                                ==========       ==========

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                             $  287,300       $  196,200
   Due to affiliates                                                68,200           83,100
                                                                ----------       ----------

            TOTAL LIABILITIES                                      355,500          279,300
                                                                ----------       ----------


COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                828,200          601,700
   Enstar Income Program IV-2, L.P.                                828,200          601,700
   Enstar Income Program IV-3, L.P.                                828,200          601,700
                                                                ----------       ----------

            TOTAL VENTURERS' CAPITAL                             2,484,600        1,805,100
                                                                ----------       ----------

                                                                $2,840,100       $2,084,400
                                                                ==========       ==========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS
                        ================================

                                                           Year Ended December 31,
                                              --------------------------------------------
                                                 1994             1995             1996
                                              ----------       ----------       ----------
REVENUES                                      $1,590,800       $1,646,000       $1,870,600
                                              ----------       ----------       ----------

OPERATING EXPENSES:
   Service costs                                 484,100          500,300          532,500
   General and administrative  expenses          161,600          232,300          109,500
   General Partner management fees
     and reimbursed expenses                     231,200          226,600          256,300
   Depreciation and amortization                 703,900          634,800          614,400
                                              ----------       ----------       ----------

                                               1,580,800        1,594,000        1,512,700
                                              ----------       ----------       ----------

            Operating income                      10,000           52,000          357,900
                                              ----------       ----------       ----------

INTEREST INCOME, net                              25,700           32,000           12,000

GAIN ON SALE OF CABLE ASSETS                          --               --              600
                                              ----------       ----------       ----------

NET INCOME                                    $   35,700       $   84,000       $  370,500
                                              ==========       ==========       ==========

                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL
                        ================================

                                     Enstar            Enstar            Enstar
                                     Income            Income            Income
                                     Program           Program           Program
                                    IV-1, L.P.         IV-2,L.P.          IV-3,L.P.            Total
                                   -----------        -----------        -----------        -----------
BALANCE, January 1, 1994           $ 1,138,300        $ 1,138,300        $ 1,138,300        $ 3,414,900

  Distributions to venturers          (350,000)          (350,000)          (350,000)        (1,050,000)
  Net income for year                   11,900             11,900             11,900             35,700
                                   -----------        -----------        -----------        -----------

BALANCE, December 31, 1994             800,200            800,200            800,200          2,400,600

  Net income for year                   28,000             28,000             28,000             84,000
                                   -----------        -----------        -----------        -----------

BALANCE, December 31, 1995             828,200            828,200            828,200          2,484,600

  Distributions to venturers          (350,000)          (350,000)          (350,000)        (1,050,000)
  Net income for year                  123,500            123,500            123,500            370,500
                                   -----------        -----------        -----------        -----------

BALANCE, December 31, 1996         $   601,700        $   601,700        $   601,700        $ 1,805,100
                                   ===========        ===========        ===========        ===========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS
                         ===============================

                                                                    Year Ended December 31,
                                                       -------------------------------------------------
                                                          1994               1995               1996
                                                       -----------        -----------        -----------
Cash flows from operating activities:
   Net income                                          $    35,700        $    84,000        $   370,500
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                       703,900            634,800            614,400
       Gain on sale of cable assets                             --                 --               (600)
       Increase (decrease) from changes in:
       Accounts receivable and prepaid expenses             11,500            (27,400)           (47,900)
       Accounts payable and due to affiliates                 (800)           108,500            (76,200)
                                                       -----------        -----------        -----------

       Net cash provided by operating activities           750,300            799,900            860,200
                                                       -----------        -----------        -----------

Cash flows from investing activities:
   Capital expenditures                                   (126,900)          (325,500)          (411,200)
   Increase in intangible assets                            (7,800)           (14,500)           (37,700)
   Proceeds from sale of property, plant and
     equipment                                                  --                 --              9,100
                                                       -----------        -----------        -----------

       Net cash used in investing  activities             (134,700)          (340,000)          (439,800)
                                                       -----------        -----------        -----------

Cash flows from financing activities:
   Distributions to venturers                           (1,050,000)                --         (1,050,000)
                                                       -----------        -----------        -----------

Net increase (decrease) in cash and
   cash equivalents                                       (434,400)           459,900           (629,600)

Cash and cash equivalents at beginning of year           1,046,300            611,900          1,071,800
                                                       -----------        -----------        -----------

Cash and cash equivalents at end of year               $   611,900        $ 1,071,800        $   442,200
                                                       ===========        ===========        ===========


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                   ==========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

FORM OF PRESENTATION

            Enstar Cable of Macoupin County, a Georgia general partnership (the "Venture"), owns and operates cable television systems in rural areas of Illinois.

            The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P. (the "Venturers") may have outside of their interest in the Venture, nor to any obligations, including income taxes, of the Venturers.

CASH EQUIVALENTS

            For purposes of the statements of cash flows, the Venture considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short maturity of those instruments.

            Cash equivalents at December 31, 1996 include $385,000 of short-term investments in commercial paper.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

RECOVERABILITY OF ASSETS

            The Venture assesses on an ongoing basis the recoverability of intangible assets, including franchise costs, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Venture also evaluates the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

            Revenues from cable services are recognized as the services are provided.

INCOME TAXES

            As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the tax basis of the Venture's net assets exceeds its book basis by $12,300.

USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

            The Venture was formed under the terms of a joint venture agreement effective December 30, 1987 among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner. The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

            Under the terms of the agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

            On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Enstar Communications Corporation.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:


                                            December 31,
                                    ------------------------------
                                        1995               1996
                                    -----------        -----------
Cable television systems            $ 2,872,400        $ 3,263,300
Vehicles, furniture and
  equipment, and leasehold
  improvements                          172,900            170,400
                                    -----------        -----------

                                      3,045,300          3,433,700

Less accumulated depreciation
  and amortization                   (2,023,800)        (2,284,300)
                                    -----------        -----------

                                    $ 1,021,500        $ 1,149,400
                                    ===========        ===========


NOTE 4 - COMMITMENTS AND CONTINGENCIES

            The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 1999.

            Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1996 are as follows:

           Year                                       Amount
           ----                                       ------
           1997                                      $    5,900
           1998                                           5,900
           1999                                           2,800
                                                     ----------
                                                     $   14,600
                                                     ==========

            Rentals, other than pole rentals, charged to operations approximated $7,200, $8,200 and $8,300 in 1994, 1995 and 1996, respectively, while pole rental expense approximated $12,100, $16,300 and $13,600 in 1994, 1995 and 1996,
respectively.

            The Venture has guaranteed the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.

            Other commitments include approximately $153,000 at December 31, 1996 to complete the rebuild of the Venture's Auburn, Illinois cable system that was started in 1996. However, the Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of $310,000 in 1997 to complete the project.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)

                   ==========================================

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

            The Venture is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Venture's cable services. The Venture believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain non-basic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $63,600, $65,800 and $74,800 in 1994, 1995 and 1996, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. This fee approximated $15,900, $16,500 and $18,700 in 1994, 1995 and 1996, respectively.

            The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $151,700, $144,300 and $162,800 during 1994, 1995 and 1996, respectively.

            Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $346,400, $364,800 and $388,900 in 1994, 1995 and 1996, respectively.
Programming fees are included in service costs in the statements of operations.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

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

                                 EXHIBIT INDEX


Exhibit
Number      Description
-------     -----------
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

10.20 Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993. (7)

16.1        Report of change in accountants.(8)

21.1 Subsidiaries: Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County.

                               FOOTNOTE REFERENCES

(1) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1986.

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

(8) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-15705 dated October 17, 1995.