Form 10-Q
period 1997-03-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 1997-05-12
CIK 783763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                                 --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                 ----------------      ----------------

                    Commission File Number           0-15705
                                                   -----------

Enstar Income Program IV-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Georgia                                    58-1648322
      ----------------------------------          -----------------------------
       (State or other jurisdiction of           (I.R.S. Employer Identification
        incorporation or organization)                         Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                           90024
    ------------------------------------------        --------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   -------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================

                                                                          December 31,      March 31,
                                                                            1996*             1997
                                                                         -------------    -------------
                                                                                          (Unaudited)
ASSETS:
  Cash and cash equivalents                                              $     406,700    $     262,000
  Prepaid expenses                                                                   -              400
                                                                         -------------    -------------

                                                                               406,700          262,400
                                                                         -------------    -------------

  Equity in net assets of Joint Ventures:
     Enstar IV/PBD Systems Venture                                           1,769,400        1,999,200
     Enstar Cable of Macoupin County                                           601,700          634,900
                                                                         -------------    -------------

                                                                             2,371,100        2,634,100
                                                                         -------------    -------------


  Deferred loan costs, net                                                      34,200           30,200
                                                                         -------------    -------------

                                                                         $   2,812,000    $   2,926,700
                                                                         =============    =============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                       $      15,900    $      14,500
  Due to affiliates                                                              8,800            8,100
  Note payable                                                               1,008,900        1,008,900
                                                                         -------------    -------------

         TOTAL LIABILITIES                                                   1,033,600        1,031,500
                                                                         -------------    -------------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                             (65,500)         (64,400)
  Limited partners                                                           1,843,900        1,959,600
                                                                         -------------    -------------

         TOTAL PARTNERSHIP CAPITAL                                           1,778,400        1,895,200
                                                                         -------------    -------------

                                                                         $   2,812,000    $   2,926,700
                                                                         =============    =============






               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ============================================


                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
OPERATING EXPENSES:
  General and administrative expenses                                    $      (7,900)   $      (6,700)
                                                                         -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                                                                1,800            3,900
  Interest expense                                                             (30,000)         (27,200)
                                                                         -------------    -------------

                                                                               (28,200)         (23,300)
                                                                         -------------    -------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                           (36,100)         (30,000)
                                                                         -------------    -------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
    Enstar IV/PBD Systems Venture                                               58,900          234,700
    Enstar Cable of Macoupin County                                             18,800           38,300
                                                                         -------------    -------------

                                                                                77,700          273,000
                                                                         -------------    -------------

NET INCOME                                                               $      41,600    $     243,000
                                                                         =============    =============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                  $        1.03    $        6.02
                                                                         =============    =============

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                              39,982           39,982
                                                                         =============    =============












            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS

                   ===========================================


                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $      41,600    $     243,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in net income of Joint Ventures                                   (77,700)        (273,000)
      Distributions from Joint Ventures                                        580,000           10,000
      Amortization of deferred loan costs                                        4,100            4,000
      Increase (decrease) from changes in:
        Prepaid expenses                                                             -             (400)
        Due from affiliates                                                     35,700                -
        Accounts payable and due to affiliates                                   9,600           (2,100)
                                                                         -------------    -------------

          Net cash provided by (used in) operating activities                  593,300          (18,500)
                                                                         -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                   (126,200)        (126,200)
                                                                         -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 467,100         (144,700)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                        3,200          406,700
                                                                         -------------    -------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                      $     470,300    $     262,000
                                                                         =============    =============







            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

        The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) for the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three months ended March 31, 1997. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin County Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $88,500 and reimbursement of expenses of approximately $125,800 under the management agreements for the three months ended March 31, 1997. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $4,800 in respect of its 1% special interest during the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

        The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $35,300 in the three months ended March 31, 1997. No management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)
                 =============================================




2.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONCLUDED)

        Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $420,300 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

3.      EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

        Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.      RECLASSIFICATIONS

        Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                 ===============================================


5.      EQUITY IN NET ASSETS OF JOINT VENTURES

        ENSTAR IV/PBD SYSTEMS VENTURE

        Each of the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996, have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

                                                                         December 31,      March 31,
                                                                            1996*             1997
                                                                         -------------    -------------
                                                                                          (Unaudited)
Current assets                                                           $   2,310,800    $   3,023,200
Investment in cable television
   properties, net                                                           1,841,900        1,740,400
Other assets                                                                    71,600           67,300
                                                                         -------------    -------------

                                                                         $   4,224,300    $   4,830,900
                                                                         =============    =============

Current liabilities                                                      $     685,500    $     832,600
Venturers' capital                                                           3,538,800        3,998,300
                                                                         -------------    -------------

                                                                         $   4,224,300    $   4,830,900
                                                                         =============    =============







               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                 ===============================================




ENSTAR IV/PBD SYSTEMS VENTURE (CONCLUDED)

                                                                                   Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
REVENUES                                                                 $   1,271,700    $   1,383,400
                                                                         -------------    -------------
OPERATING EXPENSES:
  Service costs                                                                467,200          465,000
  General and administrative expenses                                          199,200          166,500
  General Partner management fees and reimbursed expenses                      136,900          147,900
  Depreciation and amortization                                                359,100          162,900
                                                                         -------------    -------------
                                                                             1,162,400          942,300
                                                                         -------------    -------------

OPERATING INCOME                                                               109,300          441,100
OTHER INCOME (EXPENSE):
  Interest income                                                               11,600           28,400
  Interest expense                                                              (3,000)               -
                                                                         -------------    -------------

NET INCOME                                                               $     117,900    $     469,500
                                                                         =============    =============

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                 ===============================================



        ENSTAR CABLE OF MACOUPIN COUNTY

        Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) owns one third (1/3) of Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 1997 and December 31, 1996, and the results of its operations for the three months ended March 31, 1997 and 1996, have been included. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

                                                                         December 31,      March 31,
                                                                            1996*             1997
                                                                         -------------    -------------
                                                                                          (Unaudited)
Current assets                                                           $     528,400    $     667,700
Investment in cable television
   properties, net                                                           1,550,400        1,497,800
Other assets                                                                     5,600            5,100
                                                                         -------------    -------------

                                                                         $   2,084,400    $   2,170,600
                                                                         =============    =============

Current liabilities                                                      $     279,300    $     265,500
Venturers' capital                                                           1,805,100        1,905,100
                                                                         -------------    -------------

                                                                         $   2,084,400    $   2,170,600
                                                                         =============    =============









               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)
                =================================================



ENSTAR CABLE OF MACOUPIN COUNTY (CONCLUDED)

                                                                                  Unaudited
                                                                         ------------------------------
                                                                              Three months ended
                                                                                   March 31,
                                                                         ------------------------------
                                                                             1996             1997
                                                                         -------------    -------------
REVENUES                                                                 $     425,200    $     481,600
                                                                         -------------    -------------
OPERATING EXPENSES:
  Service costs                                                                129,600          130,000
  General and administrative expenses                                           41,300           14,100
  General Partner management fees and reimbursed expenses                       54,300           71,200
  Depreciation and amortization                                                151,800          154,600
                                                                         -------------    -------------
                                                                               377,000          369,900
                                                                         -------------    -------------

OPERATING INCOME                                                                48,200          111,700
OTHER INCOME (EXPENSE):
  Interest income                                                                9,400            5,700
  Interest expense                                                              (1,100)          (2,400)
                                                                         -------------    -------------

NET INCOME                                                               $      56,500    $     115,000
                                                                         =============    =============

                        ENSTAR INCOME PROGRAM IV-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

        All of the Partnership's cable television business operations are conducted through its participation as a general partner in both Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively the "Joint Ventures"). The Partnership has a 50% interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and a one-third (1/3) interest in Enstar Cable of Macoupin County (the "Macoupin Joint Venture"). The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.). The Macoupin Joint Venture is owned equally by the Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.). The Partnership participates in the Joint Ventures equally with its co-partners, based on its proportionate interest, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration, and with respect to Results of Operations, a separate discussion is provided for each entity.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


RESULTS OF OPERATIONS

        THE PARTNERSHIP

        As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $10,000 to the Partnership during the three months ended March 31, 1997. The Partnership distributed $126,200 to its partners during the three months ended March 31, 1997.

        THE PBD JOINT VENTURE

        The Joint Venture's revenues increased from $1,271,700 to $1,383,400, or by 8.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $111,700 increase, $103,900 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $12,900 was due to increases in other revenue producing items including advertising sales revenue and $10,900 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were offset by a $16,000 decrease in revenues due to decreases in the number of subscriptions for basic and tier services. As of March 31, 1997, the Joint Venture had approximately 13,400 homes subscribing to cable service and 4,500 premium service units.

        Service costs remained relatively unchanged, decreasing from $467,200 to $465,000 (less than one percent) for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers.

        General and administrative expenses decreased from $199,200 to $166,500, or by 16.4%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $32,700 decrease, $26,200 was due to lower insurance premiums, $3,900 was due to a decrease in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Joint Venture, and $3,500 was due to lower compliance costs associated with reregulation by the FCC.

        Management fees and reimbursed expenses increased from $136,900 to $147,900, or by 8.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $11,000 increase, management fees increased by $5,600 in direct relation to increased revenues as described above. Reimbursed expenses increased by $5,400, primarily due to higher allocated personnel costs, professional fees and telephone expense.

        Depreciation and amortization expense decreased from $359,100 to $162,900, or by 54.6%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

        Operating income increased from $109,300 to $441,100 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to decreased depreciation and amortization expense and increased revenues as described above.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

        Interest income, net of interest expense, increased from $8,600 to $28,400 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to higher cash balances available for investment.

        Due to the factors described above, the Joint Venture's net income increased from $117,900 to $469,500 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 36.8% to 43.7% for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. EBITDA increased from $468,400 to $604,000, or by 28.9%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to increases in revenues as described above.

        THE MACOUPIN JOINT VENTURE

        The Joint Venture's revenues increased from $425,200 to $481,600, or by 13.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $56,400 increase, $34,200 was due to increases in regulated service rates that were implemented by the Joint Venture in the second and fourth quarters of 1996, $16,300 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, $4,300 was due to increases in other revenue producing items including advertising sales and $1,600 was due to an increase in the number of subscriptions for basic service. As of March 31, 1997, the Joint Venture had approximately 4,500 homes subscribing to cable service and 1,700 premium service units.

        Service costs remained relatively unchanged increasing from $129,600 to $130,000 (less than one percent) for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers.

        General and administrative expenses decreased from $41,300 to $14,100, or by 65.9%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $27,200 decrease, $12,700 was due to an increase in capitalization of labor and overhead expense resulting from the rebuild of the Partnership's Auburn, Illinois cable system, $8,300 was due a decrease in personnel costs, $2,900 was due to a decrease in customer billing expense and $2,500 was due to a decrease in bad debt expense.

        Management fees and reimbursed expenses increased from $54,300 to $71,200, or by 31.1%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $16,900 increase, reimbursable expenses increased by $14,100, primarily due to higher allocated personnel costs resulting from staff additions and wage increases. Management fees increased by $2,800 in direct relation to increased revenues as described above.

        Depreciation and amortization expense increased from $151,800 to $154,600, or by 1.8%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to asset additions related to the upgrade of the Joint Venture's plant.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

        Operating income increased from $48,200 to $111,700 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to increased revenues as described above.

        Interest income, net of interest expense, decreased from $8,300 to $3,300, or by 60.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 due to lower average cash balances available for investment.

        Due to the factors described above, the Joint Venture's net income increased from $56,500 to $115,000 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 47.0% to 55.3% for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. EBITDA increased from $200,000 to $266,300, or by 33.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to increased revenues as described above.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system by June 30, 1997 at an estimated total cost of $379,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $226,000 in 1996, and the Joint Venture has budgeted additional expenditures of $153,000 in 1997 to complete the rebuild. The Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $770,000. Capital expenditures approximated $460,000 in 1996 and additional construction expenditures of $310,000 are budgeted for 1997. Total rebuild construction costs approximated $90,900 during the first quarter of 1997. The PBD Joint Venture has budgeted capital expenditures of approximately $1,509,200 in 1997, which include $1,248,800 for the rebuild of its Mt. Carmel, Illinois cable system. Management believes that cash generated by the Joint Ventures' operations in 1997, together with available borrowings, will be adequate to fund capital expenditures and allow for continued distributions to partners. To incur this level of capital expenditures, however, the Partnership will be required to obtain a waiver from its lender that would permit the Joint Ventures to exceed the limitation on such expenditures imposed by the loan covenants in the Partnership's bank credit agreement. There can be no assurance that the Partnership will be able to obtain such a waiver.

        As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects that were planned for 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' businesses and access to capital. Although the

                        ENSTAR INCOME PROGRAM IV-1, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

Joint Ventures are presently rebuilding a number of their cable systems, a majority of their customers are served by systems that will not be rebuilt by the end of 1997. As a result, these systems will be significantly less technically advanced than had been expected prior to the implementation of reregulation. The Joint Ventures believe that the delays in upgrading many of their systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

        The Partnership paid distributions totaling $126,200 during the three months ended March 31, 1997. However, there can be no assurance regarding the level, timing or continuation of future distributions.

        In December 1993, the Partnership obtained from a lender a $2,100,000 revolving bank credit agreement (the "Facility") maturing on December 31, 1998. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Partnership paid a facility fee of $31,500 to the lender prior to funding the Facility. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1995, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets, acquisitions, and other covenants, defaults and conditions. The Partnership's management believes that it was in compliance with the loan covenants at March 31, 1997. The maximum commitment under the credit facility will decrease by $750,000 in 1997 to $850,000. Since the aggregate principal amount outstanding at March 31, 1997 was $1,008,925, principal payments of $158,925 will be due in 1997.

        THREE MONTHS ENDED MARCH 31, 1997 AND 1996

        Operating activities used net cash of $18,500 in the three months ended March 31, 1997 as compared with the prior year period when operating activities provided net cash totaling $593,300. The change was primarily due to a $570,000 decrease in distributions from the Joint Ventures. The Partnership received $35,700 for receivables owed by affiliates during the first quarter of 1996. The Partnership used $11,700 more cash to pay liabilities owed to the Corporate General Partner and third-party creditors in the first quarter of 1997 than in the comparable 1996 period due to differences in the timing of payments, and $400 more cash for prepaid expenses. Partnership expenses used $6,000 less cash in the first quarter of 1997 after adding back non-cash amortization of deferred loan costs and equity in net income of Joint Ventures.

INFLATION

        Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

                        ENSTAR INCOME PROGRAM IV-1, L.P.



PART II.              OTHER INFORMATION


ITEMS 1-5.            Not applicable.

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)    None

                      (b)    The Registrant filed a Form 8-K dated March 11,
                             1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate
                             General Partner.

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



                                          By:  ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner






Date:  May 12, 1997                       By:     /s/ Michael K. Menerey
                                               -------------------------
                                               Michael K. Menerey,
                                               Chief Financial Officer