Form 10-Q
period 1997-09-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 1997-11-13
CIK 783763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                               -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

                         Commission File Number   0-15705
                                                 ----------

Enstar Income Program IV-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Georgia                                               58-1648322
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                     90024
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
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


                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================


                                               December 31,     September 30,
                                                  1996*              1997
                                               -----------       -----------
                                                        (Unaudited)
ASSETS:
  Cash and cash equivalents                    $   406,700       $   252,500
  Prepaid expenses                                    --               4,000
                                               -----------       -----------

                                                   406,700           256,500
                                               -----------       -----------

  Equity in net assets of Joint Ventures:
     Enstar IV/PBD Systems Venture               1,769,400         1,171,300
     Enstar Cable of Macoupin County               601,700           670,200
                                               -----------       -----------

                                                 2,371,100         1,841,500
                                               -----------       -----------


  Deferred loan costs, net                          34,200            46,000
                                               -----------       -----------

                                               $ 2,812,000       $ 2,144,000
                                               ===========       ===========

                      LIABILITIES AND PARTNERSHIP CAPITAL
                      -----------------------------------
LIABILITIES:
  Accounts payable                             $    15,900       $    13,500
  Due to affiliates                                  8,800            10,200
  Note payable                                   1,008,900              --
                                               -----------       -----------

         TOTAL LIABILITIES                       1,033,600            23,700
                                               -----------       -----------

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                 (65,500)          (62,100)
  Limited partners                               1,843,900         2,182,400
                                               -----------       -----------

         TOTAL PARTNERSHIP CAPITAL               1,778,400         2,120,300
                                               -----------       -----------

                                               $ 2,812,000       $ 2,144,000
                                               ===========       ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                        Unaudited
                                                ---------------------------
                                                   Three months ended
                                                      September 30,
                                                ---------------------------
                                                   1996             1997
                                                ---------         ---------
OPERATING EXPENSES:
  General and administrative expenses           $  (8,400)        $ (15,400)
                                                ---------         ---------

OTHER INCOME (EXPENSE):
  Interest income                                   6,300             1,500
  Interest expense                                (29,600)          (47,600)
                                                ---------         ---------

                                                  (23,300)          (46,100)
                                                ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                              (31,700)          (61,500)
                                                ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
    Enstar IV/PBD Systems Venture                 201,000           242,800
    Enstar Cable of Macoupin County                33,900            34,800
                                                ---------         ---------

                                                  234,900           277,600
                                                ---------         ---------

NET INCOME                                      $ 203,200         $ 216,100
                                                =========         =========

Net income allocated to General Partners        $   2,000         $   2,200
                                                =========         =========

Net income allocated to Limited Partners        $ 201,200         $ 213,900
                                                =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $    5.03         $    5.35
                                                =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 39,982            39,982
                                                =========         =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                        Unaudited
                                                ---------------------------
                                                     Nine months ended
                                                       September 30,
                                                ---------------------------
                                                   1996             1997
                                                ---------         ---------
OPERATING EXPENSES:
  General and administrative expenses           $ (29,200)        $ (34,500)
                                                ---------         ---------

OTHER INCOME (EXPENSE):
  Interest income                                  15,500             7,200
  Interest expense                                (89,500)         (102,600)
                                                ---------         ---------

                                                  (74,000)          (95,400)
                                                ---------         ---------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                             (103,200)         (129,900)
                                                ---------         ---------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
    Enstar IV/PBD Systems Venture                 374,800           756,900
    Enstar Cable of Macoupin County                71,300            93,500
                                                ---------         ---------

                                                  446,100           850,400
                                                ---------         ---------

NET INCOME                                      $ 342,900         $ 720,500
                                                =========         =========

Net income allocated to General Partners        $   3,400         $   7,200
                                                =========         =========

Net income allocated to Limited Partners        $ 339,500         $ 713,300
                                                =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $    8.49         $   17.84
                                                =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 39,982            39,982
                                                =========         =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                 Unaudited
                                                       ------------------------------
                                                             Nine months ended
                                                               September 30,
                                                       ------------------------------
                                                          1996               1997
                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   342,900       $   720,500
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Equity in net income of Joint Ventures              (446,100)         (850,400)
      Amortization of deferred loan costs                   12,400            34,200
      Increase (decrease) from changes in:
        Prepaid expenses                                      --              (4,000)
        Due from affiliates                                 35,700              --
        Accounts payable and due to affiliates               8,400            (1,000)
                                                       -----------       -----------

          Net cash used in operating activities            (46,700)         (100,700)
                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Joint Ventures                        980,000         1,380,000
                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                               (378,600)         (378,600)
  Repayment of debt                                           --          (1,008,900)
  Deferred loan costs                                         --             (46,000)
                                                       -----------       -----------

          Net cash used in financing activities           (378,600)       (1,433,500)
                                                       -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             554,700          (154,200)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                    3,200           406,700
                                                       -----------       -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                    $   557,900       $   252,500
                                                       ===========       ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.         INTERIM FINANCIAL STATEMENTS

           The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.         TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

           The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and
(ii) for the Partnership's allocable share of the Manager's operational costs. No such costs and expenses were incurred or charged to the Partnership for these services during the three and nine months ended September 30, 1997. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner herein referred to as the "Joint Ventures"), except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $89,900 and $267,700 and reimbursement of expenses of approximately $127,800 and $383,400 under the management agreements for the three and nine months ended September 30, 1997. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,100 and $14,800 in respect of its 1% special interest during the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

           The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $66,300 and $140,300 in the three and nine months ended September 30, 1997. No management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.         TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

           Certain programming services have been purchased through an affiliate of the Joint Ventures. In turn, the affiliate charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $429,200 and $1,274,000 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

3.         NOTE PAYABLE

           On September 30, 1997, the Partnership completed new financing arrangements with a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a loan facility (the "Facility") of $3,331,800. The Partnership used available cash to repay outstanding borrowings of $808,900 and related accrued interest under its existing credit facility. No advances had been made under the new Facility as of the date of this report.

           The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. At closing, the Partnership paid to EFC a $33,900 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

           The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, partner distributions, acquisitions and other covenants, defaults and conditions.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


4.         EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


5.         EQUITY IN NET ASSETS OF JOINT VENTURES

           ENSTAR IV/PBD SYSTEMS VENTURE

           Each of the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996, have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.


                                                    December 31,   September 30,
                                                       1996*           1997
                                                    ----------      ----------
                                                            (Unaudited)
Current assets                                      $2,310,800      $1,398,300
Investment in cable television properties, net       1,841,900       1,683,000
Other assets                                            71,600          46,300
                                                    ----------      ----------

                                                    $4,224,300      $3,127,600
                                                    ==========      ==========


Current liabilities                                 $  685,500      $  784,900
Venturers' capital                                   3,538,800       2,342,700
                                                    ----------      ----------

                                                    $4,224,300      $3,127,600
                                                    ==========      ==========


               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)


                                                                       Unaudited
                                                               -----------------------------
                                                                   Three months ended
                                                                      September 30,
                                                               -----------------------------
                                                                  1996               1997
                                                               -----------       -----------
REVENUES                                                       $ 1,340,900       $ 1,399,900
                                                               -----------       -----------
OPERATING EXPENSES:
  Service costs                                                    467,900           481,800
  General and administrative expenses                              147,500           196,000
  General Partner management fees and reimbursed expenses          149,100           148,500
  Depreciation and amortization                                    183,600           120,300
                                                               -----------       -----------
                                                                   948,100           946,600
                                                               -----------       -----------

OPERATING INCOME                                                   392,800           453,300
OTHER INCOME (EXPENSE):
  Interest income                                                   12,900            38,500
  Interest expense                                                  (3,800)           (6,000)
                                                               -----------       -----------
NET INCOME                                                     $   401,900       $   485,800
                                                               ===========       ===========


                                                                          Unaudited
                                                               -----------------------------
                                                                      Nine months ended
                                                                       September 30,
                                                               -----------------------------
                                                                   1996              1997
                                                               -----------       -----------
REVENUES                                                       $ 3,925,300       $ 4,175,000
                                                               -----------       -----------
OPERATING EXPENSES:
  Service costs                                                  1,393,000         1,430,100
  General and administrative expenses                              529,400           519,600
  General Partner management fees and reimbursed expenses          432,600           447,100
  Depreciation and amortization                                    843,400           356,400
                                                               -----------       -----------
                                                                 3,198,400         2,753,200
                                                               -----------       -----------

OPERATING INCOME                                                   726,900         1,421,800
OTHER INCOME (EXPENSE):
  Interest income                                                   34,700           101,600
  Interest expense                                                 (10,600)           (9,500)
  Loss on sale of assets                                            (1,500)             --
                                                               -----------       -----------
NET INCOME                                                     $   749,500       $ 1,513,900
                                                               ===========       ===========

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


           ENSTAR CABLE OF MACOUPIN COUNTY

           Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of September 30, 1997 and December 31, 1996, and the results of its operations for the three and nine months ended September 30, 1997 and 1996, have been included. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.


                                                    December 31,  September 30,
                                                       1996*           1997
                                                    ----------      ----------
                                                           (Unaudited)
Current assets                                      $  528,400      $  893,600
Investment in cable television properties, net       1,550,400       1,560,800
Other assets                                             5,600           3,700
                                                    ----------      ----------

                                                    $2,084,400      $2,458,100
                                                    ==========      ==========


Current liabilities                                 $  279,300      $  447,500
Venturers' capital                                   1,805,100       2,010,600
                                                    ----------      ----------

                                                    $2,084,400      $2,458,100
                                                    ==========      ==========


               *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)


                                                                          Unaudited
                                                               ------------------------------
                                                                     Three months ended
                                                                       September 30,
                                                               -----------------------------
                                                                   1996              1997
                                                               -----------       -----------
REVENUES                                                       $   463,900       $   501,100
                                                               -----------       -----------
OPERATING EXPENSES:
  Service costs                                                    130,300           141,600
  General and administrative expenses                               15,500            49,000
  General Partner management fees and reimbursed expenses           64,000            74,300
  Depreciation and amortization                                    152,700           136,900
                                                               -----------       -----------
                                                                   362,500           401,800
                                                               -----------       -----------

OPERATING INCOME                                                   101,400            99,300
OTHER INCOME (EXPENSE):
  Interest income                                                    3,200             8,400
  Interest expense                                                  (2,700)           (3,300)
                                                               -----------       -----------
NET INCOME                                                     $   101,900       $   104,400
                                                               ===========       ===========


                                                                         Unaudited
                                                               -----------------------------
                                                                     Nine months ended
                                                                       September 30,
                                                               -----------------------------
                                                                   1996              1997
                                                               -----------       -----------
REVENUES                                                       $ 1,333,900       $ 1,475,400
                                                               -----------       -----------
OPERATING EXPENSES:
  Service costs                                                    402,000           411,000
  General and administrative expenses                               91,800           108,200
  General Partner management fees and reimbursed expenses          178,800           218,800
  Depreciation and amortization                                    457,700           470,700
                                                               -----------       -----------
                                                                 1,130,300         1,208,700
                                                               -----------       -----------

OPERATING INCOME                                                   203,600           266,700
OTHER INCOME (EXPENSE):
  Interest income                                                   16,300            22,500
  Interest expense                                                  (6,500)           (8,700)
  Gain on sale of assets                                               600              --
                                                               -----------       -----------
NET INCOME                                                     $   214,000       $   280,500
                                                               ===========       ===========

                        ENSTAR INCOME PROGRAM IV-1, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

                        ENSTAR INCOME PROGRAM IV-1, L.P.


RESULTS OF OPERATIONS

           THE PARTNERSHIP

           As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $1,110,000 and $1,380,000 to the Partnership during the three and nine months ended September 30, 1997. The Partnership distributed $126,200 and $378,600 to its partners during the three and nine months ended September 30, 1997.

           THE PBD JOINT VENTURE

           The PBD Joint Venture's revenues increased from $1,340,900 to $1,399,900, or by 4.4%, and from $3,925,300 to $4,175,000, or by 6.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $59,000 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $91,600 was due to increases in regulated service rates that were implemented by the Joint Venture in the fourth quarter of 1996 and the third quarter of 1997 and $7,800 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $40,400 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $249,700 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $354,500 was due to increases in regulated service rates, $38,200 was due to increases in other revenue producing items including advertising sales revenue and $14,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were partially offset by a $157,000 decrease in revenues due to decreases in the number of subscriptions for basic and tier services. As of September 30, 1997, the Joint Venture had approximately 13,400 homes subscribing to cable service and 4,000 premium service units.

           Service costs increased from $467,900 to $481,800, or by 3.0%, and from $1,393,000 to $1,430,100, or by 2.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in both periods was principally due to decreased capitalization of labor and overhead costs and higher programming fees. Programming expense increased as a result of higher rates charged by program suppliers. The increase for the nine months was also due to increases in franchise and copyright fees which resulted from increased revenues as described above.

           General and administrative expenses increased from $147,500 to $196,000, or by 32.9%, and decreased from $529,400 to $519,600, or by 1.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The three months' increase was primarily due to increases of $17,700 in bad debt expense, $16,700 in expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the PBD Joint Venture and $10,700 in marketing expense. The nine months' decrease was primarily due to the partial reversal of an insurance expense estimate that was larger than the actual premiums when paid in 1997.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

           Management fees and reimbursed expenses remained relatively unchanged for the three months ended September 30, 1997, decreasing from $149,100 to $148,500, (less than one percent), and increased from $432,600 to $447,100, or by 3.4%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses decreased in the three months due to lower allocated telephone and marketing expenses and increased for the nine months primarily due to higher allocated personnel costs.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 43.0% to 41.0% and increased from 40.0% to 42.6% for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the quarter was principally attributable to decreases in capitalization of labor and overhead costs. The nine months' increase was primarily due to increased revenues. EBITDA decreased from $576,400 to $573,600, (less than one percent), and increased from $1,570,300 to $1,778,200, or by 13.2%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense decreased from $183,600 to $120,300, or by 34.5%, and from $843,400 to $356,400, or by 57.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

           Operating income increased from $392,800 to $453,300, or by 15.4%, and from $726,900 to $1,421,800, or by 95.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to decreased depreciation and amortization expense and increased revenues as described above.

           Interest income, net of interest expense, increased from $9,100 to $32,500 and from $24,100 to $92,100 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increases for the three and nine months were primarily due to higher cash balances available for investment and due to a change in investment policy that yielded a higher return on invested cash.

           Due to the factors described above, the PBD Joint Venture's net income increased from $401,900 to $485,800 and from $749,500 to $1,513,900 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

           THE MACOUPIN JOINT VENTURE

           The Macoupin Joint Venture's revenues increased from $463,900 to $501,100, or by 8.0%, and from $1,333,900 to $1,475,400, or by 10.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $37,200 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $44,300 was due to increases in regulated service rates that were implemented by the Joint Venture in the fourth quarter of 1996 and the third quarter of 1997. These increases were partially offset by a decrease of $4,100 due to decreases in the number of subscriptions for premium services and a $3,000 decrease in other revenue producing items. Of the $141,500 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $137,800 was due to increases in regulated service rates, $24,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $2,900 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $23,900 due to decreases in the number of subscriptions for premium services. As of September 30, 1997, the Macoupin Joint Venture had approximately 4,500 homes subscribing to cable service and 1,600 premium service units.

           Service costs increased from $130,300 to $141,600, or by 8.7%, and from $402,000 to $411,000, or by 2.2%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in the quarter was primarily due to higher personnel costs and programming expense. The increase in the nine months was primarily due to higher franchise fees and programming expense. Programming expense increased as a result of higher rates charged by program suppliers. Franchise fees increased as a result of revenue increases as discussed above.

           General and administrative expenses increased from $15,500 to $49,000 and from $91,800 to $108,200 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase was primarily due to an insurance premium service fee.

           Management fees and reimbursed expenses increased from $64,000 to $74,300, or by 16.1%, and from $178,800 to $218,800, or by 22.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

           Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 54.8% to 47.1% and increased from 49.6% to 50.0% for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The three month change was primarily due to higher insurance costs, as described above, while the nine month change was primarily due to increased revenues. EBITDA decreased from $254,100 to $236,200, or by 7.0%, and increased from $661,300 to $737,400, or by 11.5%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows

                        ENSTAR INCOME PROGRAM IV-1, L.P.

determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

           Depreciation and amortization expense decreased from $152,700 to $136,900, or by 10.3%, for the three months and increased from $457,700 to $470,700, or by 2.8%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the quarter was due to certain intangible assets becoming fully amortized. The increase for the nine months was due to a reduction in the estimated remaining life of existing plant being replaced in the Joint Venture's Auburn franchise area.

           Operating income decreased from $101,400 to $99,300, or by 2.1%, and increased from $203,600 to $266,700, or by 31.0%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the quarter was primarily due to an increase in insurance costs. The nine month increase was primarily due to increased revenues, as described above.

           Interest income, net of interest expense, increased from $500 to $5,100, and from $9,800 to $13,800, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increases were due to higher average cash balances available for investment in 1997 and due to a change in investment policy that yielded a higher return on invested cash.

           Due to the factors described above, the Joint Venture's net income increased from $101,900 to $104,400, or by 2.5%, and from $214,000 to $280,500, or by 31.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

           The Partnership's primary objective, having invested its net offering proceeds in the Joint Ventures, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of the Joint Ventures' cable systems. The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of $379,000 as a condition of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $226,000 in 1996, and the Joint Venture has budgeted additional expenditures of $153,000 in 1997 to complete the rebuild. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,100,000. Capital expenditures in the surrounding communities approximated $460,000 in 1996 and additional construction expenditures of $650,000 are projected for 1997. Total rebuild construction costs approximated $447,200 during the first nine months of 1997. The PBD Joint Venture postponed the rebuild of its Mt. Carmel, Illinois cable system that had been budgeted for 1997 pending renewal of the franchise agreement. Capital expenditures by the PBD Joint Venture in 1997 are expected to approximate $200,000 for the upgrade of other assets. Management believes that cash generated by the Joint Ventures' operations in 1997 will be adequate to fund capital expenditures and allow for continued distributions to partners.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

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

           In December 1993, the Partnership obtained from a lender a $2,100,000 revolving bank credit agreement maturing on December 31, 1998. The Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed EFC. On September 30, 1997, EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a loan facility of $3,331,800. Such funds would be used to provide capital to fund future rebuild and upgrade requirements of the Joint Ventures. The Partnership used available cash to repay outstanding borrowings of $808,900 and related interest expense under its existing credit facility. No advances had been made under the new Facility as of the date of this Report.

           Based on discussions with prospective lenders, the Corporate General Partner believes that this structure will provide capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. The Partnership's Facility will terminate on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under its Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. At closing, the Partnership paid to EFC a $33,900 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

           The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The Facility restricts the payment of distributions to partners if an event of default exists.

           The Partnership paid distributions totaling $126,200 and $378,600 during the three and nine months ended September 30, 1997. However, there can be no assurance regarding the level, timing or continuation of future distributions.

           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

           Operating activities used $54,000 more cash during the nine months ended September 30, 1997 than in the corresponding prior year period. The change was primarily due to the collection of $35,700 in receivables from affiliates during the first nine months of 1996. Changes in prepaid expenses and liabilities owed to third party creditors and the Corporate General Partner used $13,400 additional cash in the first nine months of 1997 due to differences in the timing of payments. Partnership expenses used $4,900 more cash in the nine months ended September 30, 1997 after adding back non-cash amortization of deferred loan costs and deducting non-cash equity in net income of Joint Ventures.

           Investing activities provided $400,000 more cash in the nine months ended September 30, 1997 as compared with the corresponding prior year period due to an increase in distributions from the Joint Ventures. The Partnership used $1,054,900 more cash in financing activities during the nine months ended September 30, 1997 as compared with the corresponding prior year period including $1,008,900 for the repayment of debt and $46,000 for deferred loan costs related to the new Facility.

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

                       ENSTAR INCOME PROGRAM IV-1, L.P.


PART II.                OTHER INFORMATION


ITEMS 1-5.              Not applicable.

ITEM 6.                 Exhibits and Reports on Form 8-K

                        (a) Exhibit 10.21 - Loan Agreement between Enstar Income Program IV-1, L.P. and Enstar Finance Company, LLC dated September 30, 1997.

                                    Exhibit 10.22 - Franchise Ordinance and
                                    related documents thereto granting a
                                    non-exclusive community antenna television system franchise for the City of Auburn, IL.

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


                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner



Date:  November 12, 1997              By: /s/ Michael K. Menerey
                                          ----------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                                  EXHIBIT INDEX


Exhibit
Number                          Description
------                          -----------

10.21 Loan Agreement between Enstar Income Program IV-1, L.P. and Enstar Finance Company, LLC dated September 30, 1997.

10.22 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL.