Form 10-K405
period 1998-12-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 1999-03-30
CIK 783763

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                               -----------    -----------

               Commission File Number 0-15705


                        ENSTAR INCOME PROGRAM IV-1, L.P.
       -------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                58-1648322
--------------------------------------------------  ---------------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)              Identification Number)

     10900 WILSHIRE BOULEVARD - 15TH FLOOR
            LOS ANGELES, CALIFORNIA                           90024
--------------------------------------------------  ---------------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:            (310) 824-9990
                                                              ------------------
Securities registered pursuant to Section 12 (b) of the Act:         NONE
Securities registered pursuant to Section 12 (g) of the Act:
                                                           Name of each exchange
                     Title of each Class                     on which registered
                     --------------------                   --------------------
            UNITS OF LIMITED PARTNERSHIP INTEREST                    NONE

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     ----       ---

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Exhibit Index is located at Page E-1.

                                  PART I

ITEM 1.           BUSINESS

INTRODUCTION

                  Enstar Income Program IV-1, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on October 16, 1985. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). The general partner of Falcon Cablevision was Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), until September 1998. On September 30, 1998, FHGLP acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP serves as the managing partner of FCLP, and the general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI"). The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Partnership. See Item 13., "Certain Relationships and Related Transactions." The General Partner, FCLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

                Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Partnership. These strategies include the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

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

                  A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other channels have also offered the cable systems managed by FCLP, including those of the Partnership, fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                  Enstar IV/PBD Systems Venture (the "PBD Joint Venture") began its cable television business operations in 1986 with the acquisition of three cable television systems providing service in and around the cities of Poplar Bluff, Missouri, Dexter and Bloomfield, Missouri and Mount Carmel, Illinois. Enstar Cable of Macoupin County (the "Macoupin Joint Venture") began its cable television business operations in 1988 with the acquisition of a cable television system providing service in and around the cities of Carlinville, Virden, Girard, Thayer and Auburn, Illinois. As of December 31, 1998, cable systems owned by the Joint Ventures served approximately 13,000 and 4,400 basic subscribers, respectively. The Joint Ventures do not expect to make any additional material acquisitions during the remaining terms of the Joint Ventures.

                  FCLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Joint Ventures' cable television operations. See Item 11., "Executive Compensation."

                  The Chief Executive Officer of FHGI is Marc B. Nathanson. Mr. Nathanson has managed FCLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 30 years in the cable industry and, prior to forming FCLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FCLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

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

                  Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Joint Ventures' revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Ventures' business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  The Joint Ventures' management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services. The Joint Ventures are also evaluating the use of digital compression technology in their systems. See "Technological Developments" and "Digital Compression."

                  The Macoupin Joint Venture is rebuilding its cable system in Auburn, Illinois and surrounding communities at an estimated total cost of approximately $1,910,000, including approximately $480,000 in 1999 to complete the project. The Macoupin Joint Venture also is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000. Construction is scheduled to begin in 2000. Additionally, the Macoupin Joint Venture expects to upgrade its cable plant in Girard, Illinois beginning in 1999 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. The PBD Joint Venture expects to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems beginning in 2000 for approximately $1.3 million and $6.2 million, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. Other capital expenditures budgeted for 1999 by the Macoupin Joint Venture and PBD Joint Venture include approximately $217,200 and $520,200, respectively, to upgrade other assets.
As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' business and access to capital. As a result, a majority of the Joint Ventures' systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. The
Partnership is party to a loan agreement with an affiliate which provides for a revolving loan facility of $3,331,800 (the "Facility"). The Partnership expects to use cash flow from the operations of the Joint Ventures and borrowings of the co-general partners for the rebuild and upgrade of the Joint Ventures' systems. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

                  MARKETING

                  The Joint Ventures' marketing strategy is to provide added value to increasing levels of subscription services through "packaging." In addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The Joint Ventures have employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Joint Ventures employ direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In certain systems, the Joint Ventures offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Joint Ventures also have a coordinated strategy for retaining customers that includes televised retention advertising that reinforces the value associated with the initial decision to subscribe and that encourages customers to purchase higher service levels.

                  CUSTOMER SERVICE AND COMMUNITY RELATIONS

                  The Joint Ventures place a strong emphasis on customer service and community relations and believe that success in these areas is critical to their business. The Joint Ventures have developed and implemented a wide range of monthly internal training programs for their employees, including their regional managers, that focus on the Joint Venture's operations and employee interaction with customers. The effectiveness of the Joint Ventures' training programs as they relate to the employees' interaction with customers are monitored on an ongoing basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Joint Ventures conduct an extensive customer survey on a periodic basis and use the information in their efforts to enhance service and better address the needs of their customers. A quarterly newsletter keeps customers up to date on new service offerings, special events and company information. In addition, the Joint Ventures are participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The

Joint Ventures' corporate executives and regional managers lead the Joint Ventures' involvement in a number of programs benefiting the communities the Joint Ventures serve, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, CABLE IN THE CLASSROOM magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE JOINT VENTURES' SYSTEMS

                  The table below sets forth certain operating statistics for the Joint Ventures' cable systems as of December 31, 1998.

                                                                                                       Average
                                                                                                       Monthly
                                                                      Premium                          Revenue
                            Homes         Basic          Basic        Service          Premium         Per Basic
System                    Passed(1)    Subscribers   Penetration(2)   Units(3)      Penetration(4)    Subscriber(5)
------                    ---------    -----------   --------------   --------      --------------    -------------
 Enstar IV/PBD
   Systems Venture:

 Poplar Bluff, MO           15,582        10,422         66.9%           2,811            27.0%          $35.59

 Mt. Carmel, IL              3,327         2,590         77.8%             611            23.6%          $35.54
                            ------        ------                         -----

 Total                      18,909        13,012         68.8%           3,422            26.3%          $35.58
                            ------        ------                         -----
                            ------        ------                         -----

 Enstar Cable of
   Macoupin County:

 Macoupin, IL                6,633         4,423         66.7%           1,250            28.3%          $37.72

-------------------------------

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

   (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1998.

CUSTOMER RATES AND SERVICES

                  The Joint Ventures' cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain informational and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO and Showtime. The Joint Ventures also offer other cable television services to their customers, including pay-per-view programming. For additional charges, in most of the systems, the Joint Ventures also rent remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

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

                  At December 31, 1998, the Joint Ventures' monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $16.96 to $23.95 and their premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Joint Ventures' marketing programs. A one-time installation fee, which the Joint Ventures may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

                  The various personnel required to operate the Joint Ventures' businesses are employed by the Joint Ventures, the Corporate General Partner, its subsidiary corporation and FCLP. As of February 12, 1999, the PBD Joint Venture had 12 employees and the Macoupin Joint Venture had one employee, the cost of which is charged directly to the Joint Ventures. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FCLP are allocated and charged to the Joint Ventures for reimbursement pursuant to the respective Joint Venture agreements and management agreements. Other personnel required to operate the Joint Ventures' business are employed by an affiliate of the Corporate General Partner. The cost of such employment is allocated and charged to the Joint Ventures. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

                  As part of their commitment to customer service, the Joint Ventures emphasize the highest technical standards and prudently seek to apply technological advances in the cable television industry to their cable television systems on the basis of cost effectiveness. The PBD Joint Venture's systems have an average channel capacity of 37 and the Macoupin Joint Venture's system has an average channel capacity of 43, all of which was fully utilized at December 31, 1998. The Joint Ventures believe that system upgrades would enable them to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  As of December 31, 1998, approximately 60% of the Joint Ventures' customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Joint Ventures have supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected systems, to customers who subscribe to certain new product tiers. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Joint Ventures can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Joint Ventures to offer pay-per-view services. See "Customer Rates and Services."

DIGITAL COMPRESSION

                  The Joint Ventures have been closely monitoring developments in the area of digital compression, a technology that will enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Joint Ventures believe that the utilization of digital compression technology will enable their systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, the Joint Ventures believe that unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the system, which will improve picture quality, system reliability and quality of service. The use of digital compression will expand the number and types of services these systems offer and enhance the development of current and future revenue sources. This technology is under frequent management review.

PROGRAMMING

                  The Joint Ventures purchase basic and premium programming for their systems from FCLP. In turn, FCLP charges the Joint Ventures for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 91,000 basic subscribers at December 31, 1998), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other channels have also offered FCLP and the Joint Ventures' systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Joint Ventures' management cannot predict the impact of such potential payments on their business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. FCLP's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. FCLP does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that its, and correspondingly the Joint Ventures', programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to FCLP's programming contracts. Management believes, however, that FCLP's relations with its programming suppliers generally are good.

                  The Joint Ventures' cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation" - "Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

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

                  PBD JOINT VENTURE

                  As of December 31, 1998, the Joint Venture held four franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1998.

                                                        Number of        Percentage of
           Year of                    Number of           Basic              Basic
     Franchise Expiration            Franchises       Subscribers         Subscribers
     --------------------            ----------       -----------        --------------
  Prior to 2000                            3               8,219               63.2%
  2000 - 2004                             --                  --                 --
  2005 and after                           1               2,563               19.7%
                                          --              ------               ----

  Total                                    4              10,782               82.9%
                                          --              ------               ----
                                          --              ------               ----

                  The Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Joint Venture believes no franchise is necessary. In the aggregate, approximately 2,230 customers, comprising approximately 17.1% of the Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

                  MACOUPIN JOINT VENTURE

                  As of December 31, 1998, the Joint Venture held seven franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Joint Venture's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1998.

                                                             Number of               Percentage of
             Year of                   Number of               Basic                     Basic
      Franchise Expiration            Franchises            Subscribers               Subscribers
      --------------------            ----------            -----------              -------------
    Prior to 2000                            4                    3,209                   72.6%
    2000-2004                                3                    1,214                   27.4%
                                            --                    -----                 ------

    Total                                    7                    4,423                  100.0%
                                            --                    -----                 ------
                                            --                    -----                 ------

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

                  The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

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

                  Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as is the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets and has initiated efforts to have the practice legalized. Legislation has been introduced in Congress which would permit DBS operators to elect to provide local broadcast signals to their customers under the Copyright Act. If DBS providers are ultimately permitted to deliver local broadcast signals, cable television systems would lose a significant competitive advantage. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite. DIRECTV has recently agreed to purchase PrimeStar.

                  Multichannel multipoint distribution systems ("wireless cable") deliver programming services over microwave channels licensed by the FCC and received by subscribers with special antennas. Wireless cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology, and the FCC's recent amendment to its rules, which permits reverse path or two-way transmission over wireless facilities, may enable wireless cable systems to deliver more channels and additional services.

                  Private cable television systems compete to service condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights of way.

                  The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service, which can be used by DBS systems, television stations and other video programming distributors (including cable television systems), is an alternative technology for the delivery of interactive video services. It does not appear at the present time that this service will have a material impact on the operations of cable television systems.

                  The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC recently completed the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

                  Cable systems generally operate pursuant to franchises granted on a non-exclusive basis. In addition, the 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to build and operate their own cable systems. Municipally-owned cable systems enjoy certain competitive advantages such as lower-cost financing and exemption from the payment of franchise fees.

                  The 1996 Telecom Act eliminates the restriction against ownership (subject to certain exceptions) and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, wireless cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" (a facilities-based distribution system, like a cable system, but which is "open," i.e., also available for use by programmers other than the owner of the facility) without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. As a result of the foregoing changes, well financed businesses from outside the cable television industry (such as public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. The 1996 Telecom Act, however, also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers in the provision of traditional telephone service and other telecommunications services.

                  Other new technologies, including Internet-based services, may become competitive with services that cable television systems can offer. The 1996 Telecom Act directed the FCC to establish, and the FCC has adopted, regulations and policies for the issuance of licenses for digital television ("DTV") to incumbent television broadcast licensees. DTV is expected to deliver high definition television pictures, multiple digital-quality program streams, as well as CD-quality audio programming and advanced digital services, such as data transfer or subscription video. The FCC also has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmission. The cable television industry competes with radio, television, print media and the Internet for advertising revenues. As the cable television industry continues to offer more of its own programming channels, e.g., Discovery and USA Network, income from advertising revenues can be expected to increase.

                  Recently a number of Internet service providers, commonly known as ISPs, have requested local authorities and the FCC to provide rights of access to cable television systems' broadband infrastructure in order that they be permitted to deliver their services directly to cable television systems' customers. In a recent report, the FCC declined to institute a proceeding to examine this issue, and concluded that alternative means of access are or soon will be made to a broad range of ISPs. The FCC declined to take action on ISP access to broadband cable facilities, and the FCC indicated that it would continue to monitor this issue. Several local jurisdictions also are reviewing this issue.

                  Telephone companies are accelerating the deployment of Asymmetric Digital Subscriber Line technology, known as ADSL. These companies report that ADSL technology will allow Internet access to subscribers at peak data transmission speeds equal or greater than that of modems over conventional telephone lines. Several of the Regional Bell Operating Companies have requested the FCC to fully deregulate packet-switched networks (a type of data communication in which small blocks of data are independently transmitted and reassembled at their destination) to allow them to provide high-speed broadband services, including interactive online services, without regard to present service boundaries and other regulatory restrictions. The Joint Ventures cannot predict the likelihood of success of the online services offered by these competitors, (ISP attempts to gain access to the cable industry's broadband facilities), or the impact on the Joint Ventures' business.

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

                  RATE REGULATION

                  The 1992 Cable Act replaced the FCC's previous standard for determining "effective competition," under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act, however, expanded the definition of effective competition to include situations where a local telephone company or an affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

                  The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (E.G., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Joint Ventures' systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

                  Franchising authorities have become certified by the FCC to regulate the rates charged by the Joint Ventures for basic cable service and for installation charges and equipment rental. The Joint Ventures have had to bring their rates and charges into compliance with the applicable benchmark or equipment and installation cost levels in substantially all of its systems. This has had a negative impact on the Joint Ventures' revenues and cash flow.

                  FCC regulations adopted pursuant to the 1992 Cable Act require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, an exemption from compliance with this requirement for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002. At the present time, a number of the Joint Ventures' systems are unable to comply with this requirement.

                  CARRIAGE OF BROADCAST TELEVISION SIGNALS

                  The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, I.E., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50-mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," I.E., commercial satellite-delivered independent stations, such as WGN. The Joint Ventures have thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Joint Ventures have, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which they believe are comparable to those entered into by most other large cable operators, and for which they pay monthly fees to the service providers, as they do with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996. The Joint Ventures were once again able to reach agreements with broadcasters who elected retransmission consent to negotiate extensions to the December 31, 1996 deadline and have therefore continued not to have been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

                  The FCC is currently conducting a rulemaking proceeding regarding the carriage responsibilities of cable television systems during the transition of broadcast television from analog to digital transmission. Specifically, the FCC is exploring whether to amend the signal carriage rules to accommodate the carriage of digital broadcast television signals. The Joint Ventures are unable to predict the ultimate outcome of this proceeding or the impact of new carriage requirements on the operations of their cable systems.

                  NONDUPLICATION OF NETWORK PROGRAMMING

                  Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

                  DELETION OF SYNDICATED PROGRAMMING

                  FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from certain other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety.

                  PROGRAM ACCESS

                  The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing multichannel video providers to vertically integrated, satellite-distributed cable programming services. Consequently, with certain limitations, the federal law generally precludes any satellite distributed programming service affiliated with a cable company from favoring an affiliated company over competitors; requires such programmers to sell their programming to other multichannel video providers; and limits the ability of such satellite program services to offer exclusive programming arrangements to their affiliates.

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

                  The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights, which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

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

                  OWNERSHIP

                  The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems". A recent judicial decision overturned various parts of the FCC's open video rules, including the FCC's restriction preventing local governmental authorities from requiring open video system operators to obtain a franchise. The Joint Ventures expect the FCC to modify its open video rules to comply with the federal court's decision, but are unable to predict the impact any rule modifications may have on their business and operations. See "Business-Competition."

                  The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Such a review is presently pending. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and wireless cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the wireless cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

                  Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships, general partnership interests and limited partnership interests (unless the limited partners have no material involvement in the limited partnership's business). These rules are under review by the FCC. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

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

                  TECHNICAL REQUIREMENTS

                  The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (the "NTSC") video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

                  The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on marketplace competition to best determine which features, functions, protocols, and product and service options meet the needs of consumers.

                  Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customers premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributions ("MVPD"). Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their MVPD so long as the equipment does not harm the network, does not interfere with the services purchased by other customers, and is not used to receive unauthorized services. As of July 1, 2000, MVPDs (other than DBS operators) are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the MVPD with set-top units purchased or leased from retail outlets. As of January 1, 2005, MVPDs will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

                  POLE ATTACHMENTS

                  The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The state of Illinois, in which the Joint Ventures operate cable systems, has certified to the FCC that it regulates the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 amendments to the Communications Act modified the FCC's pole attachment regulatory scheme by requiring the FCC to adopt new regulations. These regulations become effective in 2001 and govern the charges for pole attachments used by companies, including cable operators, that provide telecommunications services by immediately permitting certain providers of telecommunications services to rely upon the protections of the current law until the new rate formula becomes effective in 2001, and by requiring that utilities provide cable systems and telecommunications carriers with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility. In adopting its new attachment regulations, the FCC concluded, in part, that a cable operator providing Internet service on its cable system is not providing a telecommunications service for purposes of the new rules.

                  The new rate formula adopted by the FCC and which is applicable for any party, including cable systems, which offer telecommunications services will result in significantly higher attachment rates for cable systems which choose to offer such services. Any resulting increase in attachment rates as a result of the FCC's new rate formula will be phased in over a five-year period in equal annual increments, beginning in February 2001. Several parties have requested the FCC to reconsider its new regulations and several parties have challenged the new rules in court. A federal district court recently upheld the constitutionality of the new statutory provision, and the utilities involved in that litigation have appealed the lower court's decision. The FCC also has initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space. The Joint Ventures are unable to predict the outcome of this current litigation or the ultimate impact of any revised FCC rate formula or of any new pole attachment rate regulations on its business and operations.

                  OTHER MATTERS

                  Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; equal employment opportunity; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

                  Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers. Payment for music performed in programming offered on a per program basis remains unsettled. The Joint Ventures recently participated in a settlement with BMI for payment of fees in connection with the Request pay-per-view network. Industry litigation of this issue with ASCAP is likely.

                  Copyrighted music transmitted by cable systems themselves, E.G., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

                  Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and the number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

                  The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator, and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

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

                  The Joint Ventures own substantially all of the assets related to their cable television operations, including their program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

                  While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop in the future. The approximate number of equity security holders of record was 1,486 as of December 31, 1998. In addition to restrictions on the transferability of units contained in the partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

                  Pursuant to documents filed with the Securities and Exchange Commission on February 19, 1999, Madison Liquidity Investors 104, LLC ("Madison") initiated a tender offer to purchase up to approximately 9.9% of the outstanding units for $160 per unit. On March 2, 1999, the Partnership filed a Recommendation Statement on Schedule 14D-9 and distributed a letter to unitholders recommending that unitholders reject Madison's offer.

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

                  The Partnership began making periodic cash distributions to limited partners from operations during 1986 and distributed $499,800 ($12.50 per unit) in each of 1996, 1997 and 1998. The distributions were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures. The Partnership will continue to determine its ability to pay distributions on a quarter-by-quarter basis. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  The Partnership's ability to pay distributions, the actual level of distribution, and the continuance of distributions, if any, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurances can be given regarding the level or timing of future distributions. The Partnership's Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or Partnership's ratio of debt to cash flow is greater than 4 to 1.

ITEM 6.           SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the Partnership, Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County for the five years ended December 31, 1998. This data should be read in conjunction with the Partnership's and Joint Ventures' financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                              Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1994             1995             1996             1997            1998
                                                  --------------   --------------   --------------   --------------  --------------
   Costs and expenses                                $ (51,500)       $ (32,100)       $ (33,800)     $   (49,100)     $  (33,700)
   Interest expense                                   (112,500)        (126,500)        (119,900)        (110,000)        (36,500)
   Interest income                                       2,800            3,700           20,500            9,400             600
   Equity in net income of
     Enstar IV/PBD Systems Venture                      20,600          216,200          627,400        1,001,100       1,039,500
   Equity in net income of
     Enstar Cable of Macoupin County                    11,900           28,000          123,500          131,900         207,100
                                                     ---------        ---------        ---------      -----------      ----------

   Net  income (loss)                                $(128,700)      $   89,300        $ 617,700      $   983,300      $1,177,000
                                                     ---------        ---------        ---------      -----------      ----------
                                                     ---------        ---------        ---------      -----------      ----------

   Distributions to partners                         $ 504,800        $ 504,800        $ 504,800      $   504,800      $  504,800
                                                     ---------        ---------        ---------      -----------      ----------
                                                     ---------        ---------        ---------      -----------      ----------
PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
   Net income (loss)                                 $  (3.19)        $    2.21        $   15.30      $     24.35      $    29.14
                                                     ---------        ---------        ---------      -----------      ----------
                                                     ---------        ---------        ---------      -----------      ----------
   Distributions                                     $   12.50        $   12.50        $   12.50      $     12.50      $    12.50
                                                     ---------        ---------        ---------      -----------      ----------
                                                     ---------        ---------        ---------      -----------      ----------

OTHER OPERATING DATA

   Net cash used in operating activities             $(152,300)       $(179,100)      $  (71,700)     $  (107,400)     $  (66,800)
   Net cash provided by investing activities           974,500          333,000          980,000        1,380,000         460,200
   Net cash used in financing activities              (517,400)        (504,800)        (504,800)      (1,562,000)       (506,600)
                                                                                 As of December 31,
                                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    1994             1995             1996             1997            1998
                                                  --------------   --------------   ---------------  --------------  --------------
   Total assets                                     $3,110,300       $2,689,900       $2,812,000      $2,291,300      $2,953,700
   Total debt                                        1,008,900        1,008,900        1,008,900           -               -
   General partners' deficit                           (62,600)         (66,700)         (65,500)        (60,700)        (53,900)
   Limited partners' capital                         2,143,600        1,732,200        1,843,900       2,317,600       2,983,000


II.  ENSTAR IV/PBD SYSTEMS VENTURE

                                                                                  Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1994             1995             1996             1997            1998
                                                  --------------   --------------   --------------   --------------  --------------
   Revenues                                        $ 4,857,600      $ 5,075,500      $ 5,428,600      $ 5,584,600     $ 5,589,000
   Costs and expenses                               (2,989,000)      (2,992,300)      (3,194,100)      (3,210,100)     (3,152,000)
   Depreciation and amortization                    (1,835,100)      (1,692,800)      (1,013,000)        (475,500)       (449,700)
                                                   -----------      -----------      -----------      -----------     -----------
   Operating income                                     33,500          390,400        1,221,500        1,899,000       1,987,300
   Interest income, net                                  6,900           42,000           34,800          103,200          88,000
   Gain (loss) on sale of cable assets                     800             -              (1,500)            -              3,700
                                                   -----------      -----------      -----------      -----------     -----------

   Net income                                      $    41,200      $   432,400      $ 1,254,800      $ 2,002,200     $ 2,079,000
                                                   -----------      -----------      -----------      -----------     -----------
                                                   -----------      -----------      -----------      -----------     -----------

   Distributions to venturers                      $ 1,249,000      $   666,000      $ 1,260,000      $ 2,710,000     $   895,400
                                                   -----------      -----------      -----------      -----------     -----------
                                                   -----------      -----------      -----------      -----------     -----------

OTHER OPERATING DATA

   Net cash provided by operating activities       $ 2,120,400      $ 2,006,100      $ 2,180,800      $ 2,644,200     $ 2,517,400
   Net cash used in investing activities              (358,200)        (878,400)        (265,800)        (255,800)       (349,000)
   Net cash used in financing activities            (1,249,000)        (666,000)      (1,260,000)      (2,710,000)       (895,400)
   EBITDA(1)                                         1,868,600        2,083,200        2,234,500        2,374,500       2,437,000
   EBITDA to revenues                                     38.5%            41.0%            41.2%            42.5%           43.6%
   Capital expenditures                            $   286,800      $   791,600      $   190,300      $   215,600      $  326,300

                                                                                 As of December 31,
                                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    1994             1995             1996             1997            1998
                                                  --------------   --------------   --------------   --------------  --------------

   Total assets                                    $ 4,593,500      $ 4,188,300      $ 4,224,300      $ 3,558,400     $ 4,736,900
   Venturers' capital                                3,777,600        3,544,000        3,538,800        2,831,000       4,014,600

III.  ENSTAR CABLE OF MACOUPIN COUNTY

                                                                                  Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1994             1995             1996             1997            1998
                                                  --------------   --------------   --------------   --------------  --------------

   Revenues                                        $ 1,590,800       $1,646,000      $ 1,870,600      $ 1,975,900     $ 2,003,000
   Costs and expenses                                 (876,900)        (959,200)        (898,300)      (1,020,900)     (1,060,500)
   Depreciation and amortization                      (703,900)        (634,800)        (614,400)        (575,400)       (344,500)
                                                   -----------       ----------      -----------      ------------    -----------
   Operating income                                     10,000           52,000          357,900          379,600         598,000
   Interest income, net                                 25,700           32,000           12,000           16,100          23,300
   Gain on sale of cable assets                              -                -              600                -               -
                                                   -----------       ----------      -----------      ------------    -----------


   Net income                                      $    35,700       $   84,000      $   370,500      $   395,700     $   621,300
                                                   -----------       ----------      -----------      ------------    -----------
                                                   -----------       ----------      -----------      ------------    -----------


   Distributions to venturers                      $ 1,050,000       $        -      $ 1,050,000      $    75,000     $    37,500
                                                   -----------       ----------      -----------      ------------    -----------
                                                   -----------       ----------      -----------      ------------    -----------


OTHER OPERATING DATA

   Net cash provided by operating activities       $   750,300       $  799,900      $   860,200      $   838,000     $ 1,010,200
   Net cash used in investing activities              (134,700)        (340,000)        (439,800)        (689,400)       (205,100)
   Net cash used in financing activities            (1,050,000)               -       (1,050,000)         (75,000)        (37,500)
   EBITDA(1)                                           713,900          686,800          972,300          955,000         942,500
   EBITDA to revenues                                     44.9%            41.7%            52.0%            48.3%           47.1%
   Capital expenditures                            $   126,900       $  325,500      $   411,200      $   677,900     $   170,900

                                                                                 As of December 31,
                                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    1994             1995             1996             1997            1998
                                                  --------------   --------------   --------------   --------------  --------------
   Total assets                                    $ 2,647,600       $2,840,100      $ 2,084,400      $ 2,564,000     $ 3,053,500
   Venturers' capital                                2,400,600        2,484,600        1,805,100        2,125,800       2,709,600

-----------------
     (1) EBITDA is calculated as operating income before depreciation and amortization. Based on their experience in the cable television industry, the Joint Ventures believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instrument of the Partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Joint Ventures' financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Joint Ventures' definition of EBITDA may not be identical to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Joint Ventures' revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Joint Ventures' business. Accordingly, the Joint Ventures' historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

                  THE PARTNERSHIP

                  As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures distributed $980,000, $1,380,000 and $460,200 to the Partnership, representing the Partnership's pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 1996, 1997 and 1998, respectively. The Partnership distributed $504,800 to its partners in each of 1996, 1997 and 1998.

                  Interest expense decreased from $110,000 to $36,500, or by 66.8%, for the year ended December 31, 1998 compared to 1997 and from $119,900 to $110,000, or by 8.3%, for the year ended December 31, 1997 compared to 1996. The decreases were primarily due to the repayment of the Partnership's outstanding borrowings under its previous credit facility on September 30, 1997.

                  THE PBD JOINT VENTURE

                  1998 COMPARED TO 1997

                  The Joint Venture's revenues increased from $5,584,600 to $5,589,000, or by less than 1.0%, for the year ended December 31, 1998 as compared to 1997. Of the $4,400 increase, $80,700 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $21,400 was due to increases in other revenue producing items. These increases were substantially offset by a $97,700 decrease due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. As of December 31, 1998, the Joint Venture had approximately 13,000 basic subscribers and 3,400 premium service units.

                  Service costs decreased from $1,917,400 to $1,848,000, or by 3.6%, for the year ended December 31, 1998 as compared to 1997. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in copyright fees, partially offset by an increase in programming expense. The decrease in copyright fees was principally due to 1997 copyright fee expense estimates that were reduced in 1998 and due to the industry-wide change in status of one satellite service that resulted in lower 1998 copyright fees. Programming fees increased as a result of higher rates charged by program suppliers.

                  General and administrative expenses increased from $699,600 to $737,000, or by 5.3%, for the year ended December 31, 1998 as compared to 1997. The increase was primarily due to increases in telephone expense and insurance premiums paid in 1998.

                  Management fees and reimbursed expenses decreased from $593,100 to $567,000, or by 4.4%, for the year ended December 31, 1998 as compared to 1997. Management fees increased in direct relation to increased revenues as discussed above. Reimbursed expenses decreased in 1998 due to lower allocated personnel costs resulting from a reduction in staff and office rental expense.

                  Depreciation and amortization expense decreased from $475,500 to $449,700, or by 5.4%, for the year ended December 31, 1998 as compared to 1997, due to the effect of certain intangible assets becoming fully amortized.

                  Operating income increased from $1,899,000 to $1,987,300, or by 4.6%, for the year ended December 31, 1998 as compared to 1997, primarily due to decreased copyright fees and depreciation and amortization expense as discussed above.

                  Interest income, net of interest expense, decreased from $103,200 to $88,000, or by 14.7%, for the year ended December 31, 1998 as compared to 1997. The decrease was primarily due to lower average cash balances available for investment.

                  Due to the factors described above, the Joint Venture's net income increased from $2,002,200 to $2,079,000, or by 3.8%, for the year ended December 31, 1998 as compared to 1997.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 42.5% during 1997 to 43.6% in 1998. The increase was primarily caused by lower copyright fees as described above. EBITDA increased from $2,374,500 to $2,437,000, or by 2.6%, as a result.

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

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 41.2% during 1996 to 42.5% in 1997. The increase was primarily caused by increased revenues. EBITDA increased from $2,234,500 to $2,374,500, or by 6.3%, as a result.

                  DISTRIBUTIONS MADE BY THE PBD JOINT VENTURE

                  The PBD Joint Venture distributed $1,260,000, $2,710,000 and $895,400 equally between its two partners during 1996, 1997 and 1998, respectively.

                  THE MACOUPIN JOINT VENTURE

                  1998 COMPARED TO 1997

                  The Joint Venture's revenues increased from $1,975,900 to $2,003,000, or by 1.4%, for the year ended December 31, 1998 as compared to 1997. Of the $27,100 increase, $93,800 was due to increases in regulated service rates that were implemented by the Joint Venture in 1997 and $1,100 was due to an increase in other revenue producing items. These increases were partially offset by a $67,800 decrease in the number of subscriptions for basic, premium, tier and equipment rental services. As of December 31, 1998, the Joint Venture had approximately 4,400 basic subscribers and 1,300 premium service units.

                  Service costs increased from $573,000 to $626,000, or by 9.2%, for the year ended December 31, 1998 as compared to 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming expense and lower capitalization of labor and overhead costs resulting from reductions in 1998 construction activity in the Auburn, Illinois franchise area. Programming expense increased as a result of higher rates charged by program suppliers.

                  General and administrative expenses decreased from $149,200 to $124,700, or by 16.4%, for the year ended December 31, 1998 as compared to 1997. The decrease was primarily due to lower insurance costs.

                  Management fees and reimbursed expenses increased from $298,700 to $309,800, or by 3.7%, for the year ended December 31, 1998 as compared to 1997. Management fees increased in direct relation to increased revenues as discussed above. Reimbursed expenses increased in 1998 due to higher allocated personnel costs resulting from staff additions.

                  Depreciation and amortization expense decreased from $575,400 to $344,500, or by 40.1%, for the year ended December 31, 1998 as compared to 1997, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Operating income increased from $379,600 to $598,000, or by 57.5%, for the year ended December 31, 1998 as compared to 1997, primarily due to decreased depreciation and amortization as discussed above.

                  Interest income, net of interest expense, increased from $16,100 to $23,300, or by 44.7%, for the year ended December 31, 1998 as compared to 1997. The increase was primarily due to higher average cash balances available for investment.

                  Due to the factors described above, the Joint Venture's net income increased from $395,700 to $621,300, or by 57.0%, for the year ended December 31, 1998 as compared to 1997.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 48.3% in 1997 to 47.1% in 1998. The decrease was primarily due to higher programming fees as described above. EBITDA decreased from $955,000 to $942,500, or by 1.3%, as a result.

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

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 52.0% during 1996 to 48.3% in 1997. The decrease was primarily caused by higher programming expense and insurance costs. EBITDA decreased from $972,300 to $955,000, or by 1.8%, as a result.

                  DISTRIBUTIONS TO PARTNERS

                  The Macoupin Joint Venture distributed $1,050,000, $75,000 and $37,500 equally among its three partners in 1996, 1997 and 1998, respectively.

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

                Based on its belief that the market for cable systems has generally improved, the Corporate General Partner is evaluating strategies for liquidating the Partnership. These strategies include the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

                  The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of approximately $630,000 under a provision of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $471,200 from inception through December 31, 1998. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,280,000. Project expenditures in the surrounding communities approximated $957,900 from inception through December 31, 1998. Expenditures related to the total rebuild were only $122,000 in the year ended December 31, 1998 due to delays in obtaining certain permits. The Macoupin Joint Venture is budgeted to spend approximately $480,000 in 1999 to complete the rebuilds in and around Auburn.

                  The Macoupin Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in that community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 1999 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $217,200 in 1999 for the upgrade and replacement of other assets. The PBD Joint Venture has budgeted approximately $1.3 million and $6.2 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. The PBD Joint Venture has budgeted capital expenditures of $520,200 in 1999 to upgrade other assets. The Macoupin Joint Venture and PBD Joint Venture spent approximately $48,900 and $326,300, respectively, in the year ended December 31, 1998 to upgrade equipment and other assets.

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

                  The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $3,331,800 (the "Facility"). The Partnership and its co-partners expect to use borrowings under their respective facilities along with cash flow from operations of the Joint Ventures for the rebuild and upgrade of the Joint Ventures' systems. No advances had been made under the Partnership's Facility as of the date of this Report.

                  The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at December 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

                  The Partnership paid distributions totaling $504,800 during the year ended December 31, 1998. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

                  In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by FCLP.

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

                  During the fourth quarter of 1998, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Joint Ventures' Year 2000 business risks and their exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of their vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

                  Based on a study conducted in 1997, FCLP concluded that certain of the Joint Ventures' information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed a number of the new systems in January 1999. The remaining systems are expected to be installed by mid-1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. FCLP does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

                  Additionally, FCLP has continued to inventory the Joint Ventures' operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. FCLP expects to complete its planning process by May 1999. Upgrade or replacement, testing and implementation will be performed thereafter. The cost of such replacement or remediation, currently estimated at $63,000, is not expected to have a material effect on the Partnership's or Joint Ventures' financial position or results of operations. The Joint Ventures had not incurred any costs related to the Year 2000 project as of December 31, 1998. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

                  FCLP has continued to survey the Joint Ventures' significant third party vendors and service suppliers to determine the extent to which the Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Joint Ventures rely are programming suppliers, power and telephone companies, various banking institutions and the Joint Ventures' customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Joint Ventures must rely will be Year 2000 compliant on a timely basis.

                  FCLP expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Joint Ventures, or of third parties with which the Joint Ventures do business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Joint Ventures' results of operations and financial condition.

                  The Joint Ventures' most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Joint Ventures' ability to bill and/or collect payment from their customers, which could negatively impact their liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Joint Ventures. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Joint Ventures and consequently on the Partnership. The Joint Ventures are unable to estimate the possible effect on their results of operations, liquidity and financial condition should their significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Joint Ventures will be unable to provide the signal to their cable subscribers, which could result in a loss of revenues, although the Joint Ventures would attempt to provide their customers with alternative program services for the period during which they could not provide the original signal. Due to the number of individually owned and operated channels the Joint Ventures carry for their subscribers, and the packaging of those channels, the Joint Ventures are unable to estimate any reasonable dollar impact of such interruption.

                  1998 VS. 1997

                  Operating activities used $40,600 less cash during 1998 than in 1997. Changes in prepaid expenses and liabilities owed to affiliates and third party creditors provided $16,100 less cash in 1998 due to differences in the timing of payments.

                  Investing activities provided $919,800 less cash in 1998 than in 1997 due to a decrease in distributions from the Joint Ventures. The Partnership used $1,055,400 less cash in financing activities in 1998 due to decreases of $1,008,900 in the repayment of debt and $46,500 in the payment of deferred loan costs related to the Partnership's Facility.

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

NEW ACCOUNTING PRONOUNCEMENT

                  In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership and Joint Ventures on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Partnership and Joint Ventures believe that adoption of this standard will not have an impact on their financial position or results of operations.

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

ITEM 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Partnership is not currently exposed to material market risks associated with its financial instruments, although the Partnership would be subject to interest rate risk were it to borrow under its Facility with EFC.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not applicable.

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1998 the Corporate General Partner managed cable television systems with approximately 91,000 basic subscribers.

                  On September 30, 1998, FHGLP acquired ownership of the Corporate General Partner from Falcon Cablevision. FHGI is the sole general partner of FHGLP. FHGLP controls the general partners of 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

                  Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                                POSITION
---                                 --------
Marc B. Nathanson                   Director, Chairman of the Board and Chief Executive Officer
Frank J. Intiso                     Director, President and Chief Operating Officer
Stanley S. Itskowitch               Director, Executive Vice President and General Counsel
Michael K. Menerey                  Director, Executive Vice President, Chief Financial Officer and Secretary
Joe A. Johnson                      Executive Vice President - Operations
Thomas J. Hatchell                  Executive Vice President - Operations
Abel C. Crespo                      Vice President, Corporate Controller

MARC B. NATHANSON, 53, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a director of the National Cable Television Association ("NCTA") and will Chair its 1999 National Convention. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 30-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is an Advisory Board member of TVA, (Brazil) and also Chairman of the Board and Chief Executive Officer of Falcon International

Communications, LLC. Mr. Nathanson was appointed by President Clinton on November 1, 1998 as Chair of the Board of Governors for the International Bureau of Broadcasting which oversees Voice of America, Radio/TV Marti, Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at UCLA. In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles and Cable Positive.

FRANK J. INTISO, 52, was appointed President and Chief Operating Officer of FHGI in September 1995. Between 1982 and September 1995, Mr. Intiso held the positions of Executive Vice President and Chief Operating Officer, with responsibility for the day-to-day operations of all cable television systems under the management of Falcon. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso has a Masters Degree in Business Administration from UCLA and is a Certified Public Accountant. He currently serves as Immediate Past Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, and the California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 60, has been a Director of FHGI and its predecessors since 1975. He served as Senior Vice President and General Counsel of FHGI from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. Mr. Itskowitch has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of Falcon International Communications, LLC.

MICHAEL K. MENEREY, 47, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI and Enstar Communications Corporation since February 1998 and was Chief Financial Officer and Secretary of FHGI and its predecessors between 1984 and 1998 and of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman.

JOE A. JOHNSON, 54, has been Executive Vice President of Operations of FHGI since September 1995, and was a Divisional Vice President of FHGI between 1989 and 1992. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter. Mr. Johnson is also a member of the Cable Pioneers.

THOMAS J. HATCHELL, 49, has been Executive Vice President of Operations of FHGI and Enstar Communications Corporation since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for the San Luis Obispo, California region owned by an affiliate of FHGI. He was Vice President of Construction of an affiliate of FHGI from June 1980 to June 1981.

ABEL C. CRESPO, 39, has been Vice President, Corporate Controller of FHGI and Enstar Communications Corporation since March 1999. He previously had served as Controller since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

OTHER OFFICERS OF FALCON

                  The following sets forth certain biographical information with respect to certain additional members of FHGI management.

LYNNE A. BUENING, 45, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

OVANDO COWLES, 45, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. From 1985 to 1988, he was an Advertising Sales Account Executive at Choice TV, an affiliate of FHGI.

HOWARD J. GAN, 52, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. Prior to joining FHGI, he was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988, and was Vice President and General Counsel at CTIC Associates from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1973 to 1978.

R.W. ("SKIP") HARRIS, 51, has been Vice President of Marketing of FHGI since June 1991. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

MARTIN B. SCHWARTZ, 39, has been Vice President of Corporate Development of FHGI since March 1999. Mr. Schwartz joined Falcon in November 1989 and has held various finance, planning and corporate development positions during that time, most recently that of Director of Corporate Development. Mr. Schwartz has a Masters Degree in Business Administration from UCLA.

JOAN SCULLY, 63, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a management consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles-based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 51, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

                  In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are G. William Booher, Daniel H. DeLaney, Ron L. Hall, Ronald S. Hren, Michael E. Kemph and Michael D. Singpiel.

                  Each director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11.          EXECUTIVE COMPENSATION

MANAGEMENT FEE

                  The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Joint Ventures' systems and provides all operational support for the activities of the Joint Ventures. For these services, the Manager receives a management fee of 5% of the PBD Joint Venture's gross revenues and 4% of the Macoupin Joint Venture's gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. The Macoupin Joint Venture also is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Joint Ventures' cable systems. The Management Agreement also requires the Joint Ventures to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Joint Ventures upon sixty (60) days written notice to the Manager. The Manager has engaged FCLP to provide certain management services for the Joint Ventures and pays FCLP a portion of the management fees it receives in consideration of such services and reimburses FCLP for expenses incurred by FCLP on its behalf. Additionally, the Joint Ventures receive certain system operating management services from affiliates of the Manager in lieu of directly employing personnel to perform such services. The Joint Ventures reimburse the affiliates for their allocable share of the affiliates' operating costs. The Corporate General Partner also performs certain supervisory and administrative services for the Joint Ventures, for which it is reimbursed.

                  For the fiscal year ended December 31, 1998, the Manager charged the Joint Ventures management fees of approximately $359,700 and reimbursed expenses of $497,100. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $20,000 in respect of its 1% special interest. The Joint Ventures also reimbursed affiliates approximately $173,100 for system operating management services. Certain programming services are purchased through FCLP. The Joint Ventures paid FCLP approximately $1,776,300 for these programming services for fiscal year 1998.

PARTICIPATION IN DISTRIBUTIONS

                  The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The Partnership believes that no person beneficially owns more than 5% of the units. The Corporate General Partner is a wholly-owned subsidiary of FHGLP. FHGI owns a 10.6% interest in, and is the general partner of, FHGLP. As of March 3, 1999, the common stock of FHGI was owned as follows: 78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. Greg A. Nathanson is Marc B. Nathanson's brother.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS OF INTEREST

                  On September 30, 1998, FHGLP acquired ownership of Enstar Communications Corporation from Falcon Cablevision and FCLP assumed the management services operations of FHGLP. FCLP now manages the operations of the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. FCLP began receiving management fees and reimbursed expenses which had previously been paid by the Partnership, as well as other affiliated entities, to FHGLP. The day-to-day management of FCLP is substantially the same as that of FHGLP, which serves as the managing partner of FCLP.

                  Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FCLP may enter into other cable ventures, including ventures similar to the Partnership.

                  The Partnership and the Joint Ventures rely upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11., "Executive Compensation." The Partnership is also party to a loan agreement with a subsidiary of the Corporate General Partner. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

                  Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which entities.

                  These affiliations subject FCLP, FHGLP and the Corporate General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

                  FCLP, FHGLP and the Corporate General Partner will resolve all conflicts of interest in accordance with their fiduciary duties.

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

                  The partnership agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, FHGI and its affiliates (which include FCLP), officers and directors and such other persons as the Corporate General Partner shall determine, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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

(b)                   Reports on Form 8-K

                      The Registrant filed a Form 8-K dated December 17, 1998, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                     ENSTAR INCOME PROGRAM IV-1, L.P.
                                     By:      Enstar Communications Corporation,
                                              Corporate General Partner

                                              By: /s/  Marc B. Nathanson
                                                 -------------------------
                                                  Marc B. Nathanson
                                                  Chairman of the Board and
                                                   Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1999.

                    Signatures                                                       Title(*)
      ------------------------------------------------         -------------------------------------------------
      /s/ Marc B. Nathanson                                    Chairman of the Board and Chief Executive Officer
      -------------------------------------------------         (Principal Executive Officer)
      Marc B. Nathanson

      /s/ Michael K. Menerey                                   Executive Vice President, Chief Financial Officer, Secretary
      -------------------------------------------------         and Director
      Michael K. Menerey                                        (Principal Financial and Accounting Officer)

      /s/ Frank J. Intiso                                      President, Chief Operating Officer
      -------------------------------------------------         and Director
      Frank J. Intiso

      /s/ Stanley S. Itskowitch                                Executive Vice President, General Counsel
      -------------------------------------------------         and Director
      Stanley S. Itskowitch


(*)  Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                                      -44-

                      INDEX TO FINANCIAL STATEMENTS


                                                                                          PAGE
                                                           --------------------------------------------------------------------
                                                             Enstar Income            Enstar IV/PBD            Enstar Cable
                                                                Program                  Systems                of Macoupin
                                                               IV-1, L.P.                Venture                  County
                                                           ------------------       -------------------      ------------------
Reports of Independent Auditors                                   F-2                      F-12                    F-23

Balance Sheets - December 31, 1997 and 1998                       F-3                      F-13                    F-24

Financial Statements for each of
  the three years in the period
  ended December 31, 1998:

     Statements of Operations                                     F-4                      F-14                    F-25

     Statements of Partnership/
     Venturers' Capital (Deficit)                                 F-5                      F-15                    F-26

     Statements of Cash Flows                                     F-6                      F-16                    F-27

Notes to Financial Statements                                     F-7                      F-17                    F-28

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS




Partners
Enstar Income Program IV-1, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income Program IV-1, L.P. (A Georgia Limited Partnership) as of December 31, 1997 and 1998, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-1, L.P. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                        /s/   ERNST & YOUNG LLP


Los Angeles, California
March 12, 1999

                         ENSTAR INCOME PROGRAM IV-1, L.P.

                                   BALANCE SHEETS

                         ---------------------------------
                         ---------------------------------

                                                                         December 31,
                                                            -------------------------------------
                                                                 1997                 1998
                                                            ----------------     ----------------
ASSETS:
   Cash and cash equivalents                                     $  117,300           $    4,100
   Prepaid expenses                                                   3,400                3,400
                                                                 ----------           ----------

   Equity in net assets of joint ventures:
      Enstar IV/PBD Systems Venture                               1,415,500            2,007,300
      Enstar Cable of Macoupin County                               708,600              903,200
                                                                 ----------           ----------

                                                                  2,124,100            2,910,500
                                                                 ----------           ----------

   Deferred loan costs, net                                          46,500               35,700
                                                                 ----------           ----------

                                                                 $2,291,300           $2,953,700
                                                                 ----------           ----------
                                                                 ----------           ----------

                                         LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                              $   23,600           $    6,600
   Due to affiliates                                                 10,800               18,000
                                                                 ----------           ----------

       TOTAL LIABILITIES                                             34,400               24,600
                                                                 ----------           ----------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                 (60,700)             (53,900)
   Limited partners                                               2,317,600            2,983,000
                                                                 ----------           ----------

       TOTAL PARTNERSHIP CAPITAL                                  2,256,900            2,929,100
                                                                 ----------           ----------

                                                                 $2,291,300           $2,953,700
                                                                 ----------           ----------
                                                                 ----------           ----------

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF OPERATIONS

                         ---------------------------------
                         ---------------------------------

                                                                                           Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 1996               1997               1998
                                                                            ---------------    ---------------    ---------------
OPERATING EXPENSES:
   General and administrative expenses                                          $  (33,800)        $ (49,100)         $  (33,700)
                                                                                ----------         ---------          ----------

OTHER INCOME (EXPENSE):
   Interest expense                                                               (119,900)         (110,000)            (36,500)
   Interest income                                                                  20,500             9,400                 600
                                                                                ----------         ---------          ----------

                                                                                   (99,400)         (100,600)            (35,900)
                                                                                ----------         ---------          ----------

     Loss before equity in net income of joint ventures                           (133,200)         (149,700)            (69,600)
                                                                                ----------         ---------          ----------

EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                                   627,400         1,001,100           1,039,500
   Enstar Cable of Macoupin County                                                 123,500           131,900             207,100
                                                                                ----------         ---------          ----------

                                                                                   750,900         1,133,000           1,246,600
                                                                                ----------         ---------          ----------

NET INCOME                                                                       $ 617,700        $  983,300          $1,177,000
                                                                                ----------         ---------          ----------
                                                                                ----------         ---------          ----------

Net income allocated to General Partners                                         $   6,200        $    9,800          $   11,800
                                                                                ----------         ---------          ----------
                                                                                ----------         ---------          ----------

Net income allocated to Limited Partners                                         $ 611,500        $  973,500          $1,165,200
                                                                                ----------         ---------          ----------
                                                                                ----------         ---------          ----------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                          $   15.30         $   24.35          $    29.14
                                                                                ----------         ---------          ----------
                                                                                ----------         ---------          ----------

WEIGHTED AVERAGE LIMITED
   PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                                                  39,982            39,982              39,982
                                                                                ----------         ---------          ----------
                                                                                ----------         ---------          ----------


                 See accompanying notes to financial statements.

                      ENSTAR INCOME PROGRAM IV-1, L.P.

                STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                -------------------------------------------
                -------------------------------------------


                                            General           Limited
                                            Partners          Partners          Total
                                          -------------     -------------    -------------
PARTNERSHIP CAPITAL (DEFICIT),
   January 1, 1996                            $(66,700)       $1,732,200       $1,665,500

     Distributions to partners                  (5,000)         (499,800)        (504,800)
     Net income for year                         6,200           611,500          617,700
                                              --------        ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1996                           (65,500)        1,843,900        1,778,400

     Distributions to partners                  (5,000)         (499,800)        (504,800)
     Net income for year                         9,800           973,500          983,300
                                              --------        ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT)
   December 31, 1997                           (60,700)        2,317,600        2,256,900

     Distributions to partners                  (5,000)         (499,800)        (504,800)
     Net income for year                        11,800         1,165,200        1,177,000
                                              --------        ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT)
   December 31, 1998                         $ (53,900)       $2,983,000       $2,929,100
                                              --------        ----------       ----------
                                              --------        ----------       ----------



                  See accompanying notes to financial statements.

                         ENSTAR INCOME PROGRAM IV-1, L.P.

                             STATEMENTS OF CASH FLOWS

                         ---------------------------------
                         ---------------------------------

                                                                               Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                      1996              1997               1998
                                                                 ---------------   ----------------   ----------------
Cash flows from operating activities:
     Net income                                                       $ 617,700       $   983,300        $ 1,177,000
     Adjustments to reconcile net income to
       net cash used in operating activities:
         Equity in net income of joint ventures                        (750,900)       (1,133,000)        (1,246,600)
         Amortization of deferred loan costs                             16,600            36,000             12,600
         Increase (decrease) from changes in:
           Prepaid expenses                                                   -            (3,400)                 -
           Due from affiliates                                           35,700                 -                  -
           Accounts payable and due to affiliates                         9,200             9,700             (9,800)
                                                                      ---------        ----------        -----------

               Net cash used in operating activities                    (71,700)         (107,400)           (66,800)
                                                                      ---------        ----------        -----------

Cash flows from investing activities:
     Distributions from joint ventures                                  980,000         1,380,000            460,200
                                                                      ---------        ----------        -----------

Cash flows from financing activities:
     Distributions to partners                                         (504,800)         (504,800)          (504,800)
     Deferred loan costs                                                      -           (48,300)            (1,800)
     Repayment of debt                                                        -        (1,008,900)                 -
                                                                      ---------        ----------        -----------

               Net cash used in financing activities                   (504,800)       (1,562,000)          (506,600)
                                                                      ---------        ----------        -----------

Net increase (decrease) in cash and cash equivalents                    403,500          (289,400)          (113,200)

Cash and cash equivalents at beginning of year                            3,200           406,700            117,300
                                                                      ---------        ----------        -----------

Cash and cash equivalents at end of year                              $ 406,700        $  117,300        $     4,100
                                                                      ---------        ----------        -----------
                                                                      ---------        ----------        -----------

                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                       ----------------------------------
                       ----------------------------------

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

INCOME TAXES

                  As a partnership, Enstar Income Program IV-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1998, the book basis of the Partnership's investment in the Joint Ventures exceeds its tax basis by $387,800.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1998 in the financial statements is $136,300 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation and amortization expense reported by the Joint Ventures.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                       ----------------------------------
                       ----------------------------------


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

COSTS OF START-UP ACTIVITIES

                  In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Partnership believes that adoption of this standard will not have an impact on the Partnership's financial position or results of operations.

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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP serves as the managing partner of FCLP. The Corporate General Partner has contracted with FCLP to provide corporate management services for the Partnership.

                  The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in January 1986, and the initial closing took place in March 1986. The Partnership continued to raise capital until $10,000,000 (the maximum) was sold by July 1986.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                       ----------------------------------
                       ----------------------------------


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

                  The Partnership and an affiliate partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $1,254,800, $2,002,200 and $2,079,000 for 1996, 1997 and 1998, respectively, of which
$627,400, $1,001,100 and $1,039,500 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture on pages F-12 to F-22 of this Form 10-K.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                       ----------------------------------
                       ----------------------------------

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES (CONTINUED)

ENSTAR CABLE OF MACOUPIN COUNTY

                  The Partnership and two affiliate partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $370,500, $395,700 and $621,300 for 1996, 1997 and 1998, respectively, of which $123,500, $131,900 and $207,100 was allocated to the Partnership for the respective years. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture on pages F-23 to F-33 of this Form 10-K.

NOTE 4 - NOTE PAYABLE - AFFILIATE

                  On September 30, 1997, the Partnership completed new financing arrangements with a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to the Partnership and certain of the other partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a revolving loan facility (the "Facility") of $3,331,800. The Partnership used available cash to repay outstanding borrowings of $808,900 and related accrued interest under its previous credit facility. No advances had been made under the new Facility as of December 31, 1998.

                  The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at December 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage, as defined, in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for advances made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership and a security interest in the assets of the PBD Joint Venture. At closing, the Partnership paid to EFC a $33,900 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders. In connection with the refinancing, the Partnership wrote off $23,300 in deferred loan costs during 1997 relating to the former bank credit agreement.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                       ----------------------------------
                       ----------------------------------



NOTE 4 - NOTE PAYABLE - AFFILIATE (CONTINUED)

                  The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

NOTE 5 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1996, 1997 or 1998 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership during 1996, 1997 and 1998.

                  The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1996, 1997 or 1998.

                  In the normal course of business, the Partnership pays commitment fees to EFC.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for interest amounted to $120,500, $110,300 and $32,300 in 1996, 1997 and 1998, respectively.

                         REPORT OF INDEPENDENT AUDITORS





To the Venturers of
Enstar IV/PBD Systems Venture  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar IV/PBD Systems Venture (A Georgia General Partnership) as of December 31, 1997 and 1998, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                               /s/   ERNST & YOUNG LLP


Los Angeles, California
March 12, 1999

                           ENSTAR IV/PBD SYSTEMS VENTURE

                                  BALANCE SHEETS

                           -----------------------------
                           -----------------------------

                                                                          December 31,
                                                              --------------------------------------
                                                                    1997                 1998
                                                              ------------------   -----------------
ASSETS:
     Cash and cash equivalents                                     $1,631,300           $2,904,300

     Accounts receivable, less allowance of $4,200 and
         $2,800 for possible losses                                   101,500              119,500

     Prepaid expenses and other assets                                131,900              120,100

     Property, plant and equipment, less accumulated
         depreciation and amortization                              1,624,200            1,540,300

     Franchise cost, net of accumulated
         amortization of $16,700 and $13,100                           31,500               38,600

     Deferred charges, net                                             38,000               14,100
                                                                   ----------           -----------

                                                                   $3,558,400           $4,736,900
                                                                   ----------           -----------
                                                                   ----------           -----------

                                           LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
     Accounts payable                                              $  320,300           $  192,400
     Due to affiliates                                                407,100              529,900
                                                                   ----------           -----------

        TOTAL LIABILITIES                                             727,400              722,300
                                                                   ----------           -----------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
     Enstar Income Program IV-1, L.P.                               1,415,500            2,007,300
     Enstar Income Program IV-2, L.P.                               1,415,500            2,007,300
                                                                   ----------           -----------

        TOTAL VENTURERS' CAPITAL                                    2,831,000            4,014,600
                                                                   ----------           -----------

                                                                   $3,558,400           $4,736,900
                                                                   ----------           -----------
                                                                   ----------           -----------





                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                             STATEMENTS OF OPERATIONS

                          ----------------------------
                          ----------------------------


                                                           Year Ended December 31,
                                                ------------------------------------------------
                                                    1996             1997             1998
                                                --------------   --------------   --------------
REVENUES                                           $5,428,600       $5,584,600       $5,589,000
                                                   ----------       ----------       ----------


OPERATING EXPENSES:
     Service costs                                  1,866,800        1,917,400        1,848,000
     General and administrative expenses              739,600          699,600          737,000
     General Partner management fees
        and reimbursed expenses                       587,700          593,100          567,000
     Depreciation and amortization                  1,013,000          475,500          449,700
                                                   ----------       ----------       ----------

                                                    4,207,100        3,685,600        3,601,700
                                                   ----------       ----------       ----------

         Operating income                           1,221,500        1,899,000        1,987,300
                                                   ----------       ----------       ----------

INTEREST INCOME, net                                   34,800          103,200           88,000

GAIN (LOSS) ON SALE OF CABLE ASSETS                    (1,500)               -            3,700
                                                   ----------       ----------       ----------

NET INCOME                                         $1,254,800       $2,002,200       $2,079,000
                                                   ----------       ----------       ----------
                                                   ----------       ----------       ----------

                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        STATEMENTS OF VENTURERS' CAPITAL

                        --------------------------------
                        --------------------------------

                                      Enstar Income       Enstar Income
                                         Program             Program
                                        IV-1, L.P.          IV-2, L.P.            Total
                                    ------------------  ------------------   -----------------
BALANCE, January 1, 1996                $ 1,772,000         $ 1,772,000          $ 3,544,000

   Distributions to venturers              (630,000)           (630,000)          (1,260,000)
   Net income for year                      627,400             627,400            1,254,800
                                        -----------         -----------          -----------

BALANCE, December 31, 1996                1,769,400           1,769,400            3,538,800

   Distributions to venturers            (1,355,000)         (1,355,000)          (2,710,000)
   Net income for year                    1,001,100           1,001,100            2,002,200
                                        -----------         -----------          -----------

BALANCE, December 31, 1997                1,415,500           1,415,500            2,831,000

   Distributions to venturers              (447,700)           (447,700)            (895,400)
   Net income for year                    1,039,500           1,039,500            2,079,000
                                        -----------         -----------          -----------

BALANCE, December 31, 1998              $ 2,007,300         $ 2,007,300          $ 4,014,600
                                        -----------         -----------          -----------
                                        -----------         -----------          -----------


                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                             STATEMENTS OF CASH FLOWS

                          ------------------------------
                          ------------------------------


                                                                                    Year Ended December 31,
                                                                   -----------------------------------------------------------
                                                                         1996                 1997                 1998
                                                                   -----------------     ----------------     ----------------
Cash flows from operating activities:
     Net income                                                         $1,254,800            $2,002,200           $2,079,000
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                   1,013,000               475,500              449,700
         Loss on sale of cable assets                                        1,500                     -                    -
         Increase (decrease) from changes in:
           Accounts receivable, prepaid expenses
               and other assets                                           (129,700)              124,600               (6,200)
           Accounts payable and due to affiliates                           41,200                41,900               (5,100)
                                                                        ----------            ----------           ----------

               Net cash provided by operating activities                 2,180,800             2,644,200            2,517,400
                                                                        ----------            ----------           ----------

Cash flows from investing activities:
     Capital expenditures                                                 (190,300)             (215,600)            (326,300)
     Increase in intangible assets                                         (75,600)              (40,200)             (22,700)
     Proceeds from sale of property, plant and
       equipment                                                               100                     -                    -
                                                                        ----------            ----------           ----------

               Net cash used in investing activities                      (265,800)             (255,800)            (349,000)
                                                                        ----------            ----------           ----------

Cash flows from financing activities:
     Distributions to venturers                                         (1,260,000)           (2,710,000)            (895,400)
                                                                        ----------            ----------           ----------

Net increase (decrease) in cash and cash equivalents                       655,000              (321,600)           1,273,000

Cash and cash equivalents at beginning of year                           1,297,900             1,952,900            1,631,300
                                                                        ----------            ----------           ----------

Cash and cash equivalents at end of year                                $1,952,900            $1,631,300           $2,904,300
                                                                        ----------            ----------           ----------
                                                                        ----------            ----------           ----------




                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          ------------------------------
                          ------------------------------

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

Cable television systems                                    5-15 years
Vehicles                                                       3 years
Furniture and equipment                                      5-7 years
Leasehold improvements                                   Life of lease

FRANCHISE COST

                  The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Venture is in the process of negotiating the renewal of expired franchise agreements for two of the Venture's four franchises.

DEFERRED CHARGES

                  Deferred charges are amortized using the straight-line method over two years.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          ------------------------------
                          ------------------------------


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

REVENUE RECOGNITION

                  Revenues from customer fees, equipment rental and advertising are recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

INCOME TAXES

                  As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1998, the book basis of the Venture's net assets exceeds its tax basis by $363,400.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1998 in the financial statements is $86,800 more than tax income of the Venture for the same period, caused principally by timing differences in depreciation and amortization expense.

COSTS OF START-UP ACTIVITIES

                  In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Venture on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Venture believes that adoption of this standard will not have an impact on the Venture's financial position or results of operations.

ADVERTISING COSTS

                  All advertising costs are expensed as incurred.

RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          ------------------------------
                          ------------------------------



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of Enstar Communications Corporation. On September 30, 1998, Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP serves as the managing partner of FCLP. The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Venture.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:

                                                           December 31,
                                                   --------------------------------
                                                       1997              1998
                                                   --------------   ---------------
Cable television systems                             $10,572,600      $10,704,100
Vehicles, furniture and equipment,
    and leasehold improvements                           681,600          718,500
                                                     -----------      -----------

                                                      11,254,200       11,422,600

Less accumulated depreciation
    and amortization                                  (9,630,000)      (9,882,300)
                                                     -----------      -----------

                                                     $ 1,624,200      $ 1,540,300
                                                     -----------      -----------
                                                     -----------      -----------

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          ------------------------------
                          ------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2005.

                  Future minimum rental payments under noncancelable operating leases that have remaining terms in excess of one year as of December 31, 1998 are as follows:


   Year                                         Amount
----------                                     --------
1999                                            $ 2,200
2000                                              2,200
2001                                              2,200
2002                                              2,200
2003                                              2,200
Thereafter                                        3,900
                                                -------
                                                $14,900
                                                -------
                                                -------

                  Rentals, other than pole rentals, charged to operations amounted to $22,000, $21,100 and $23,200 in 1996, 1997 and 1998, respectively, while pole rental expense approximated $44,400, $43,600 and $44,600 in 1996, 1997 and 1998, respectively.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          ------------------------------
                          ------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by FCLP.

                  Approximately 80% of the Venture's subscribers are served by its system in Poplar Bluff, Missouri and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 5 - EMPLOYEE BENEFIT PLAN

                  The Venture has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Venture's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1996, 1997 or 1998.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Venture. Management fee expense was $271,400, $279,200 and $279,500 in 1996, 1997 and 1998, respectively.

                  In addition to the monthly management fee, the Venture reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the affiliate and its subsidiaries are charged a proportionate share of these expenses. The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Venture. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $316,300, $313,900 and $287,500 during 1996, 1997 and 1998, respectively.

                  The Venture also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable systems. The Venture reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Venture for these costs approximated $135,900, $151,400 and $168,500 in 1996, 1997 and 1998, respectively. No management fee is payable to the affiliate by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          ------------------------------
                          ------------------------------



NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

                  Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $1,241,500, $1,262,700 and $1,301,800 in 1996, 1997 and 1998, respectively.
Programming fees are included in service costs in the statements of operations.

                         REPORT OF INDEPENDENT AUDITORS




To the Venturers of
Enstar Cable of Macoupin County  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (A Georgia General Partnership) as of December 31, 1997 and 1998, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                   /s/   ERNST & YOUNG LLP


Los Angeles, California
March 12, 1999

                        ENSTAR CABLE OF MACOUPIN COUNTY

                                  BALANCE SHEETS

                        --------------------------------
                        --------------------------------

                                                                           December 31,
                                                               -------------------------------------
                                                                     1997                1998
                                                               -----------------    ----------------
ASSETS:
     Cash and cash equivalents                                      $  515,800           $1,283,400

     Accounts receivable, less allowance of $10,000 and
       $3,800 for possible losses                                       45,100               37,600

     Prepaid expenses and other assets                                 333,100              201,900

     Property, plant and equipment, less accumulated
       depreciation and amortization                                 1,523,200            1,470,700

     Franchise cost, net of accumulated
       amortization of $3,242,100 and $17,800                          143,900               57,400

     Deferred charges, net                                               2,900                2,500
                                                                    ----------           ----------

                                                                    $2,564,000           $3,053,500
                                                                    ----------           ----------
                                                                    ----------           ----------

                                LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
     Accounts payable                                               $  324,600           $  174,000
     Due to affiliates                                                 113,600              169,900
                                                                    ----------           ----------

                  TOTAL LIABILITIES                                    438,200              343,900
                                                                    ----------           ----------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
     Enstar Income Program IV-1, L.P.                                  708,600              903,200
     Enstar Income Program IV-2, L.P.                                  708,600              903,200
     Enstar Income Program IV-3, L.P.                                  708,600              903,200
                                                                    ----------           ----------


                  TOTAL VENTURERS' CAPITAL                           2,125,800            2,709,600
                                                                    ----------           ----------

                                                                    $2,564,000           $3,053,500
                                                                    ----------           ----------
                                                                    ----------           ----------


                  See accompanying notes to financial statements.

                            ENSTAR CABLE OF MACOUPIN COUNTY

                                STATEMENTS OF OPERATIONS
                            -------------------------------
                            -------------------------------

                                                                   Year Ended December 31,
                                                   ---------------------------------------------------------
                                                        1996                 1997                1998
                                                   ----------------    -----------------    ----------------
REVENUES                                                $1,870,600          $1,975,900           $2,003,000
                                                        ----------          ----------           ----------

OPERATING EXPENSES:
     Service costs                                         532,500             573,000              626,000
     General and administrative  expenses                  109,500             149,200              124,700
     General Partner management fees
       and reimbursed expenses                             256,300             298,700              309,800
     Depreciation and amortization                         614,400             575,400              344,500
                                                        ----------          ----------           ----------


                                                         1,512,700           1,596,300            1,405,000
                                                        ----------          ----------           ----------


                  Operating income                         357,900             379,600              598,000
                                                        ----------          ----------           ----------


INTEREST INCOME, net                                        12,000              16,100               23,300

GAIN ON SALE OF CABLE ASSETS                                   600                   -                    -
                                                        ----------          ----------           ----------


NET INCOME                                              $  370,500          $  395,700           $  621,300
                                                        ----------          ----------           ----------
                                                        ----------          ----------           ----------



               See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

                        ----------------------------------
                        ----------------------------------

                                           Enstar             Enstar             Enstar
                                           Income             Income             Income
                                           Program            Program            Program
                                         IV-1, L.P.         IV-2, L.P.         IV-3, L.P.            Total
                                        --------------     --------------     --------------    ----------------
BALANCE, January 1, 1996                    $ 828,200          $ 828,200          $ 828,200         $ 2,484,600

   Distributions to venturers                (350,000)          (350,000)          (350,000)         (1,050,000)
   Net income for year                        123,500            123,500            123,500             370,500
                                            ---------          ---------          ---------          ----------

BALANCE, December 31, 1996                    601,700            601,700            601,700           1,805,100

   Distributions to venturers                 (25,000)           (25,000)           (25,000)            (75,000)
   Net income for year                        131,900            131,900            131,900             395,700
                                            ---------          ---------          ---------          ----------

BALANCE, December 31, 1997                    708,600            708,600            708,600           2,125,800

   Distributions to venturers                 (12,500)           (12,500)           (12,500)            (37,500)
   Net income for year                        207,100            207,100            207,100             621,300
                                            ---------          ---------          ---------          ----------

BALANCE, December 31, 1998                  $ 903,200          $ 903,200          $ 903,200          $2,709,600
                                            ---------          ---------          ---------          ----------
                                            ---------          ---------          ---------          ----------



                  See accompanying notes to financial statements.

                          ENSTAR CABLE OF MACOUPIN COUNTY

                              STATEMENTS OF CASH FLOWS

                          -------------------------------
                          -------------------------------


                                                                         Year Ended December 31,
                                                          -------------------------------------------------------
                                                               1996                1997               1998
                                                          ----------------    ---------------    ----------------
Cash flows from operating activities:
     Net income                                               $   370,500          $ 395,700         $   621,300
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                            614,400             575,400            344,500
         Gain on sale of cable assets                                (600)                  -                  -
         Increase (decrease) from changes in:
          Accounts receivable, prepaid expenses
              and other assets                                    (47,900)           (292,000)           138,700
          Accounts payable and due to affiliates                  (76,200)            158,900            (94,300)
                                                               ----------           ---------        -----------

             Net cash provided by operating activities            860,200             838,000          1,010,200
                                                               ----------           ---------        -----------


Cash flows from investing activities:
     Capital expenditures                                        (411,200)           (677,900)          (170,900)
     Increase in intangible assets                                (37,700)            (11,500)           (34,200)
     Proceeds from sale of property, plant and
       equipment                                                    9,100                   -                  -
                                                               ----------           ---------        -----------

             Net cash used in investing activities               (439,800)           (689,400)          (205,100)
                                                               ----------           ---------        -----------

Cash flows from financing activities:
     Distributions to venturers                                (1,050,000)            (75,000)           (37,500)
                                                               ----------           ---------        -----------

Net increase (decrease) in cash and cash equivalents             (629,600)             73,600            767,600

Cash and cash equivalents at beginning of year                  1,071,800             442,200            515,800
                                                               ----------           ---------        -----------

Cash and cash equivalents at end of year                       $  442,200          $  515,800        $ 1,283,400
                                                               ----------           ---------        -----------
                                                               ----------           ---------        -----------



           See accompanying notes to financial statements.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                        --------------------------------
                        --------------------------------

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

Cable television systems                                    5-15 years
Vehicles                                                       3 years
Furniture and equipment                                      5-7 years
Leasehold improvements                                   Life of lease

FRANCHISE COST

                  The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Venture is in the process of negotiating the renewal of expired franchise agreements for four of the Venture's seven franchises.

DEFERRED CHARGES

                  Deferred charges are amortized using the straight-line method over two years.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                        --------------------------------
                        --------------------------------

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

REVENUE RECOGNITION

                  Revenues from customer fees, equipment rental and advertising are recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.

INCOME TAXES

                  As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1998, the book basis of the Venture's net assets exceeds its tax basis by $618,400.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1998 in the financial statements is $278,700 more than tax income of the Venture for the same period, caused principally by timing differences in depreciation and amortization expense.

COSTS OF START-UP ACTIVITIES

                  In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Venture on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Venture believes that adoption of this standard will not have an impact on the Venture's financial position or results of operations.

ADVERTISING COSTS

                  All advertising costs are expensed as incurred.

RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                        --------------------------------
                        --------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Enstar Communications Corporation. On September 30, 1998, Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"), acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP serves as the managing partner of FCLP. The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Venture.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:

                                                     December 31,
                                           ----------------------------------
                                                1997                1998
                                           ---------------     ---------------
Cable television systems                     $ 3,514,500         $ 3,665,800
Vehicles, furniture and equipment
   and leasehold improvements                    213,300             216,500
                                             -----------         -----------

                                               3,727,800           3,882,300

Less accumulated depreciation
   and amortization                           (2,204,600)         (2,411,600)
                                             -----------         -----------

                                             $ 1,523,200         $ 1,470,700
                                             -----------         -----------
                                             -----------         -----------

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                        --------------------------------
                        --------------------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2004.

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1998 are as follows:

Year                                     Amount
----                                  ------------
1999                                     $ 6,000
2000                                       5,800
2001                                       5,900
2002                                       5,900
2003                                       6,000
Thereafter                                 2,700
                                         -------
                                         $32,300
                                         -------
                                         -------

                  Rentals, other than pole rentals, charged to operations approximated $8,300, $7,700 and $8,600 in 1996, 1997 and 1998, respectively, while pole rental expense approximated $13,600, $16,900 and $18,100 in 1996, 1997 and 1998, respectively.

                  Other commitments include approximately $480,000 at December 31, 1998 to complete the rebuild of the Venture's Auburn, Illinois cable system that was commenced in 1996. The Venture also is required to upgrade its system in the community of Carlinville, Illinois by December 2001 at an estimated cost of $875,000.

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

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                        --------------------------------
                        --------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by FCLP.

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

NOTE 5 - EMPLOYEE BENEFIT PLAN

                  The Venture has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Venture's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1996, 1997 or 1998.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $74,800, $79,000 and $80,200 in 1996, 1997 and 1998, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner of the Partnership. This fee approximated $18,700, $19,800 and $20,000 in 1996, 1997 and 1998, respectively.

                  The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. The Corporate General Partner has contracted with FCLP and its affiliates to provide management services for the Venture. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $162,800, $199,900 and $209,600 during 1996, 1997 and 1998, respectively.

                  The Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable system. The Venture reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Venture for these costs approximated

                        ENSTAR CABLE OF MACOUPIN COUNTY

                         NOTES TO FINANCIAL STATEMENTS

                        --------------------------------
                        --------------------------------

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

$12,600, $20,000 and $4,600 in 1996, 1997 and 1998, respectively. No management fee is payable to the affiliates by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Venture and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Venture recorded programming fee expense of $388,900, $433,300 and $474,500 in 1996, 1997 and 1998, respectively.
Programming fees are included in service costs in the statements of operations.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

                                 EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

10.23     A resolution of the City of  Carlinville,  Illinois  extending the Cable  Television  Franchise of Enstar
          Cable of Macoupin County.  Adopted December 1, 1997. (9)

10.24     An agreement by the City of Mt.  Carmel,  Illinois  extending  the Cable  Television  Franchise of Enstar
          IV/PBD Systems Venture, dated December 8, 1997. (9)

10.25     Franchise  Ordinance granting a non-exclusive  community antenna television system franchise for the City of Carlinville, IL.

21.1      Subsidiaries:   Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
                        FOOTNOTE REFERENCES
                        -------------------

(1)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1986.
(2)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1987.
(3)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1988.
(4)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1989.
(5)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1990.
(6)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1993.
(7)       Incorporated  by reference to the exhibits to the  Registrant's  Quarterly  Report on Form 10-Q, File No.
          0-15705 for the quarter ended March 31, 1995.
(8)       Incorporated  by reference to the exhibits to the  Registrant's  Quarterly  Report on Form 10-Q, File No.
          0-15705 for the quarter ended September 30, 1997.
(9)       Incorporated  by reference  to the  exhibits to the  Registrant's  Annual  Report on Form 10-K,  File No.
          0-15705 for the fiscal year ended December 31, 1997.
