Form 10-Q
period 1999-06-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 1999-08-13
CIK 783763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                         Commission File Number 0-15705
                                                -------

                        Enstar Income Program IV-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               Georgia                                  58-1648322
---------------------------------------  ---------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)

10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                           90024
---------------------------------------  ---------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including     (310) 824-9990
area code:                               ----------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                  December 31,       June 30,
                                                                      1998*            1999
                                                                  ------------     ------------
                                                                                   (Unaudited)
ASSETS:
   Cash                                                           $      4,100     $     10,700
   Prepaid expenses                                                      3,400            1,200
                                                                  ------------     ------------

   Equity in net assets of Joint Ventures:
      Enstar IV/PBD Systems Venture                                  2,007,300        2,307,300
      Enstar Cable of Macoupin County                                  903,200          996,300
                                                                  ------------     ------------

                                                                     2,910,500        3,303,600
                                                                  ------------     ------------


   Deferred loan costs, net                                             35,700           29,400
                                                                  ------------     ------------

                                                                  $  2,953,700     $  3,344,900
                                                                  ------------     ------------
                                                                  ------------     ------------

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                               $      6,600     $        900
   Due to affiliates                                                    18,000          149,100
                                                                  ------------     ------------

          TOTAL LIABILITIES                                             24,600          150,000
                                                                  ------------     ------------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                    (53,900)         (51,200)
   Limited partners                                                  2,983,000        3,246,100
                                                                  ------------     ------------

          TOTAL PARTNERSHIP CAPITAL                                  2,929,100        3,194,900
                                                                  ------------     ------------

                                                                  $  2,953,700     $  3,344,900
                                                                  ------------     ------------
                                                                  ------------     ------------

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                            Unaudited
                                                                  -----------------------------
                                                                       Three months ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
OPERATING EXPENSES:
   General and administrative expenses                            $    (11,600)    $    (12,200)
                                                                  ------------     ------------

OTHER INCOME (EXPENSE):
   Interest expense                                                     (8,000)          (9,200)
                                                                  ------------     ------------


LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                   (19,600)         (21,400)
                                                                  ------------     ------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                     260,800          204,500
     Enstar Cable of Macoupin County                                    57,800           65,100
                                                                  ------------     ------------

                                                                       318,600          269,600
                                                                  ------------     ------------

NET INCOME                                                        $    299,000     $    248,200
                                                                  ------------     ------------
                                                                  ------------     ------------

Net income allocated to General Partners                          $      3,000     $      2,500
                                                                  ------------     ------------
                                                                  ------------     ------------

Net income allocated to Limited Partners                          $    296,000     $    245,700
                                                                  ------------     ------------
                                                                  ------------     ------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                           $       7.40     $       6.15
                                                                  ------------     ------------
                                                                  ------------     ------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                      39,982           39,982
                                                                  ------------     ------------
                                                                  ------------     ------------


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                            Unaudited
                                                                  -----------------------------
                                                                        Six months ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
OPERATING EXPENSES:
   General and administrative expenses                            $    (19,200)    $    (25,700)
                                                                  ------------     ------------

OTHER INCOME (EXPENSE):
   Interest income                                                         600              100
   Interest expense                                                    (17,000)         (18,300)
                                                                  ------------     ------------

                                                                       (16,400)         (18,200)
                                                                  ------------     ------------

LOSS BEFORE EQUITY IN NET INCOME
   OF JOINT VENTURES                                                   (35,600)         (43,900)
                                                                  ------------     ------------

EQUITY IN NET INCOME
   OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                                     518,400          444,000
     Enstar Cable of Macoupin County                                    99,000          118,100
                                                                  ------------     ------------

                                                                       617,400          562,100
                                                                  ------------     ------------

NET INCOME                                                        $    581,800     $    518,200
                                                                  ------------     ------------
                                                                  ------------     ------------

Net income allocated to General Partners                          $      5,800     $      5,200
                                                                  ------------     ------------
                                                                  ------------     ------------

Net income allocated to Limited Partners                          $    576,000     $    513,000
                                                                  ------------     ------------
                                                                  ------------     ------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                           $      14.41     $      12.83
                                                                  ------------     ------------
                                                                  ------------     ------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                      39,982           39,982
                                                                  ------------     ------------
                                                                  ------------     ------------


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                            Unaudited
                                                                  -----------------------------
                                                                        Six months ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $    581,800     $    518,200
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in net income of Joint Ventures                         (617,400)        (562,100)
       Amortization of deferred loan costs                               5,300            6,300
       Increase (decrease) from changes in:
         Prepaid expenses                                                2,200            2,200
         Accounts payable and due to affiliates                         (8,000)         125,400
                                                                  ------------     ------------

             Net cash provided by (used in) operating activities       (36,100)          90,000
                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures                                   173,500          169,000
                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                          (252,400)        (252,400)
   Deferred loan costs                                                  (1,800)               -
                                                                  ------------     ------------

             Net cash used in financing activities                    (254,200)        (252,400)
                                                                  ------------     ------------

INCREASE (DECREASE) IN CASH                                           (116,800)           6,600

CASH AT BEGINNING OF PERIOD                                            117,300            4,100
                                                                  ------------     ------------

CASH AT END OF PERIOD                                             $        500     $     10,700
                                                                  ------------     ------------
                                                                  ------------     ------------

           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Agreement") with a wholly-owned subsidiary of the Corporate General Partner (the "Manager") pursuant to which it pays a monthly management fee of 5% of gross revenues. The Agreement also provides that the Partnership will reimburse the Manager for (i) direct expenses incurred on behalf of the Partnership and (ii) the Partnership's allocable share of the Manager's operational costs. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership as well as Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (both Georgia general partnerships, of which the Partnership is a co-general partner - herein referred to as the "Joint Ventures"). Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers within the designated service areas. No such costs and expenses were incurred or charged to the Partnership for these services during the three and six months ended June 30, 1999. The Manager has entered into identical agreements with the Joint Ventures, except that Enstar Cable of Macoupin County (the "Macoupin Joint Venture") pays the Manager only a 4% management fee. However, the Macoupin Joint Venture is required to distribute to Enstar Communications Corporation (which is the Corporate General Partner of the Macoupin Joint Venture as well as of the Partnership) an amount equal to 1% of the Joint Venture's gross revenues in respect of Enstar Communications Corporation's interest as the Corporate General Partner of the Joint Venture. No management fee is payable by the Partnership in respect of any amounts received by the Partnership from the Joint Ventures, and there is no duplication of reimbursed expenses or costs of the Manager. The Joint Ventures paid the Manager management fees of approximately $89,300 and $176,900 and reimbursement of expenses of approximately $122,500 and $239,600 under the management agreements for the three and six months ended June 30, 1999. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,100 and $10,000 in respect of its 1% special interest during the three and six months ended June 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

     The Joint Ventures also receive certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Joint Ventures' cable systems. The Joint Ventures reimburse the affiliate for their allocable share of the affiliate's operational costs. The total amount charged to the Joint Ventures for these costs approximated $72,000 and $98,500 in the three and six months ended

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

June 30, 1999. No management fee is payable to the affiliate by the Joint Ventures and there is no duplication of reimbursed expenses and costs paid to the Manager.

     Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Joint Ventures and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Joint Ventures for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Joint Ventures recorded programming fee expense of $464,100 and $914,300 for the three and six months ended June 30, 1999. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4.   EQUITY IN NET ASSETS OF JOINT VENTURES

     ENSTAR IV/PBD SYSTEMS VENTURE

     Each of the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) owns 50% of Enstar IV/PBD Systems Venture (the "PBD Joint Venture"). Each partnership shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of June 30, 1999 and December 31, 1998, and the results of its operations for the three and six months ended June 30, 1999 and 1998, have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.


                                                   December 31,       June 30,
                                                       1998*            1999
                                                   ------------     ------------
                                                                    (Unaudited)
Current assets                                     $  3,143,900     $  3,615,100
Investment in cable television properties, net        1,578,900        1,554,500
Other assets                                             14,100            6,700
                                                   ------------     ------------

                                                   $  4,736,900     $  5,176,300
                                                   ------------     ------------
                                                   ------------     ------------

Current liabilities                                $    722,300     $    561,700
Venturers' capital                                    4,014,600        4,614,600
                                                   ------------     ------------

                                                   $  4,736,900     $  5,176,300
                                                   ------------     ------------
                                                   ------------     ------------


              *As presented in the audited financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

ENSTAR IV/PBD SYSTEMS VENTURE (CONTINUED)

                                                                           Unaudited
                                                                  -----------------------------
                                                                      Three months ended
                                                                             June 30,
                                                                  -----------------------------
                                                                       1998             1999
                                                                  ------------     ------------
REVENUES                                                          $  1,423,300     $  1,398,200
                                                                  ------------     ------------
OPERATING EXPENSES:
   Service costs                                                       469,100          451,400
   General and administrative expenses                                 193,600          268,000
   General Partner management fees and reimbursed expenses             146,500          142,900
   Depreciation and amortization                                       114,100          159,100
                                                                  ------------     ------------
                                                                       923,300        1,021,400
                                                                  ------------     ------------

OPERATING INCOME                                                       500,000          376,800
OTHER INCOME (EXPENSE):
   Interest income                                                      26,100           29,600
   Interest expense                                                     (4,600)          (4,700)
   Gain on sale of cable assets                                              -            3,500
                                                                  ------------     ------------

NET INCOME                                                        $    521,500     $    405,200
                                                                  ------------     ------------
                                                                  ------------     ------------

                                                                            Unaudited
                                                                  -----------------------------
                                                                         Six months ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
REVENUES                                                          $  2,830,400     $  2,758,400
                                                                  ------------     ------------
OPERATING EXPENSES:
   Service costs                                                       939,900          876,800
   General and administrative expenses                                 377,200          492,500
   General Partner management fees and reimbursed expenses             286,500          282,200
   Depreciation and amortization                                       227,100          273,000
                                                                  ------------     ------------
                                                                     1,830,700        1,924,500
                                                                  ------------     ------------

OPERATING INCOME                                                       999,700          833,900
OTHER INCOME (EXPENSE):
   Interest income                                                      47,000           60,600
   Interest expense                                                    (10,000)         (10,000)
   Gain on sale of cable assets                                              -            3,500
                                                                  ------------     ------------

NET INCOME                                                        $  1,036,700     $    888,000
                                                                  ------------     ------------
                                                                  ------------     ------------

                    ENSTAR INCOME PROGRAM IV-1, L.P.

                NOTES TO CONDENSED FINANCIAL STATEMENTS


         ENSTAR CABLE OF MACOUPIN COUNTY

         Each of the Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) owns one-third (1/3) of the Macoupin Joint Venture. Each of the co-partners shares equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of June 30, 1999 and December 31, 1998, and the results of its operations for the six months ended June 30, 1999 and 1998, have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results for the entire year.


                                                                  December 31,       June 30,
                                                                      1998*            1999
                                                                  ------------     ------------
                                                                                    (Unaudited)
Current assets                                                    $  1,522,900     $  1,823,900
Investment in cable television properties, net                       1,528,100        1,524,800
Other assets                                                             2,500            2,400
                                                                  ------------     ------------
                                                                  $  3,053,500     $  3,351,100
                                                                  ------------     ------------
                                                                  ------------     ------------

Current liabilities                                               $    343,900     $    362,100
Venturers' capital                                                   2,709,600        2,989,000
                                                                  ------------     ------------
                                                                  $  3,053,500     $  3,351,100
                                                                  ------------     ------------
                                                                  ------------     ------------


                           *As presented in the audited financial statements.

                    ENSTAR INCOME PROGRAM IV-1, L.P.

                NOTES TO CONDENSED FINANCIAL STATEMENTS


ENSTAR CABLE OF MACOUPIN COUNTY (CONTINUED)

                                                                            Unaudited
                                                                  -----------------------------
                                                                        Three months ended
                                                                            June 30,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
REVENUES                                                          $    500,600     $    505,400
                                                                  ------------     ------------
OPERATING EXPENSES:
   Service costs                                                       143,900          158,200
   General and administrative expenses                                  29,400           34,000
   General Partner management fees and reimbursed expenses              77,200           74,000
   Depreciation and amortization                                        80,800           55,200
                                                                  ------------     ------------
                                                                       331,300          321,400
                                                                  ------------     ------------

OPERATING INCOME                                                       169,300          184,000
OTHER INCOME (EXPENSE):
   Interest income                                                       7,100           13,800
   Interest expense                                                     (3,000)          (2,500)
                                                                  ------------     ------------

NET INCOME                                                        $    173,400     $    195,300
                                                                  ------------     ------------
                                                                  ------------     ------------

                                                                            Unaudited
                                                                  -----------------------------
                                                                        Six months ended
                                                                             June 30,
                                                                  -----------------------------
                                                                      1998             1999
                                                                  ------------     ------------
REVENUES                                                          $    997,500     $    995,900
                                                                  ------------     ------------
OPERATING EXPENSES:
   Service costs                                                       305,200          323,000
   General and administrative expenses                                  72,600           87,300
   General Partner management fees and reimbursed expenses             153,300          144,300
   Depreciation and amortization                                       175,600          109,600
                                                                  ------------     ------------
                                                                       706,700          664,200
                                                                  ------------     ------------

OPERATING INCOME                                                       290,800          331,700
OTHER INCOME (EXPENSE):
   Interest income                                                      11,900           27,800
   Interest expense                                                     (5,800)          (5,100)
                                                                  ------------     ------------

NET INCOME                                                        $    296,900     $    354,400
                                                                  ------------     ------------
                                                                  ------------     ------------

                                      -11-

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

RESULTS OF OPERATIONS

     THE PARTNERSHIP

     As discussed above, all of the Partnership's cable television business operations are conducted through its participation as a partner in the Joint Ventures. The Joint Ventures made distributions totaling $155,000 and $169,000 to the Partnership and the Partnership distributed $126,200 and $252,400 to its partners during the three and six months ended June 30, 1999.

                    ENSTAR INCOME PROGRAM IV-1, L.P.

     THE PBD JOINT VENTURE

     The PBD Joint Venture's revenues decreased from $1,423,300 to $1,398,200, or by 1.8%, and from $2,830,400 to $2,758,400, or by 2.5%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $25,100 decrease in revenues for the three months ended June 30, 1999, $67,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $15,500 increase due to increases in regulated service rates that were implemented by the PBD Joint Venture in June 1999 and a $26,700 increase in other revenue producing items. Of the $72,000 decrease in revenues for the six months ended June 30, 1999, $111,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $15,500 increase due to increases in regulated service rates that were implemented by the PBD Joint Venture in June 1999 and a $24,200 increase in other revenue producing items. As of June 30, 1999, the PBD Joint Venture had approximately 12,900 basic subscribers and 3,500 premium service units.

     Service costs decreased from $469,100 to $451,400, or by 3.8%, and from $939,900 to $876,800, or by 6.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to increased capitalization of labor and overhead costs resulting from more capital projects in the 1999 periods and due to decreased franchise fees.

     General and administrative expenses increased from $193,600 to $268,000, or by 38.4%, and from $377,200 to $492,500, or by 30.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to increases in insurance premiums, professional fees and personnel costs.

     Management fees and reimbursed expenses decreased from $146,500 to $142,900, or by 2.5%, and from $286,500 to $282,200, or by 1.5%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to the decreased revenues as described above. Reimbursed expenses increased for the three months ended June 30, 1999 due to higher allocated personnel costs resulting from staff additions, and due to higher telephone and rent expense. Reimbursed expenses remained relatively unchanged for the six months ended June 30, 1999.

     Depreciation and amortization expense increased from $114,100 to $159,100, or by 39.4%, and from $227,100 to $273,000, or by 20.2%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to depreciation of plant asset additions.

     Operating income decreased from $500,000 to $376,800, or by 24.6%, and from $999,700 to $833,900, or by 16.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to decreases in revenues and increases in insurance premiums, professional fees and depreciation and amortization as described above.

                       ENSTAR INCOME PROGRAM IV-1, L.P.

     Interest income, net of interest expense, increased from $21,500 to $24,900, or by 15.8%, and from $37,000 to $50,600, or by 36.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to higher average cash balances available for investment in the 1999 periods.

     The PBD Joint Venture recognized a $3,500 gain on the sale of certain equipment during the second quarter of 1999.

     Due to the factors described above, the PBD Joint Venture's net income decreased from $521,500 to $405,200, or by 22.3%, and from $1,036,700 to
$888,000, or by 14.3%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

     Based on its experience in the cable television industry, the PBD Joint Venture's management believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.1% to 38.3% and from 43.3% to 40.1% during the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998. The decrease was primarily caused by lower revenues and higher insurance premiums and professional fees as described above. EBITDA decreased from $614,100 to $535,900, or by 12.7%, and from $1,226,800 to $1,106,900, or by 9.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

     MACOUPIN JOINT VENTURE

     The Macoupin Joint Venture's revenues increased from $500,600 to $505,400, or by 1.0%, and decreased from $997,500 to $995,900, or by less than 1.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $4,800 increase in revenues for the three months ended June 30, 1999, $4,300 was due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in June 1999 and $7,900 was due to increases in other revenue producing items. The increase was offset by a $7,400 decrease due to reductions in the number of subscriptions for premium, tier and equipment rental services. Of the $1,600 decrease in revenues for the six months ended June 30, 1999, $8,900 was due to reductions in the number of subscriptions for premium, tier and equipment rental services. The decrease was offset by a $4,300 increase due to increases in regulated service rates that were implemented by the Macoupin Joint Venture in June 1999 and a $3,000 increase in other revenue producing items. As of June 30, 1999, the Macoupin Joint Venture had approximately 4,700 basic subscribers and 1,300 premium service units.

     Service costs increased from $143,900 to $158,200, or by 9.9%, and from $305,200 to $323,000, or by 5.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable

                       ENSTAR INCOME PROGRAM IV-1, L.P.

services to customers. The increase was primarily due to higher programming fees, which increased as a result of higher rates charged by program suppliers.

     General and administrative expenses increased from $29,400 to $34,000, or by 15.6%, and from $72,600 to $87,300, or by 20.2%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to increases in insurance premiums. The six months' increase was also due to increases in professional fees, including audit fees.

     Management fees and reimbursed expenses decreased from $77,200 to $74,000, or by 4.1%, and from $153,300 to $144,300, or by 5.9%, for the three months and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees increased for the three months and decreased for the six months ended June 30, 1999 in direct relation to changes in revenues as discussed above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions, and due to decreased telephone expense.

     Depreciation and amortization expense decreased from $80,800 to $55,200, or by 31.7%, and from $175,600 to $109,600, or by 37.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

     Operating income increased from $169,300 to $184,000, or by 8.7%, and from $290,800 to $331,700, or by 14.1%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was primarily due to decreased depreciation and amortization expense as described above.

     Interest income, net of interest expense, increased from $4,100 to $11,300 and from $6,100 to $22,700 for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increase was due to higher average cash balances available for investment in the 1999 periods.

     Due to the factors described above, the Macoupin Joint Venture's net income increased from $173,400 to $195,300, or by 12.6%, and from $296,900 to $354,400, or by 19.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

     Based on its experience in the cable television industry, the Macoupin Joint Venture's management believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 50.0% to 47.3% and from 46.8% to 44.3% during the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998. The decrease

                       ENSTAR INCOME PROGRAM IV-1, L.P.

was primarily caused by higher programming fees and insurance premiums as described above. EBITDA decreased from $250,100 to $239,200, or by 4.4%, and from $466,400 to $441,300, or by 5.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

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

     Based on its belief that the market for cable systems has generally improved, the Corporate General Partner has been evaluating strategies for liquidating the Joint Venture and the Partnership. These strategies included the potential sale of substantially all of the Joint Venture's and Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expected to complete its evaluation within the next several months and intended to advise unitholders promptly if it believed that commencing a liquidating transaction would be in the best interests of unitholders. On May 26, 1999, however, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's and Joint Ventures' Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling the Joint Ventures' systems to third parties. Accordingly, the Corporate General Partner will commence discussions with cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation is unlikely to close before the sale of the Corporate General Partner to Charter.

     Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

     The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required to rebuild its Auburn, Illinois cable system at an estimated total cost of approximately $630,000 under a provision of its franchise agreement. Capital expenditures related to the rebuild totaled approximately $508,400 from inception through June 30, 1999. The Macoupin Joint Venture is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,280,000. Project expenditures in the surrounding communities approximated $957,900 from inception through June 30, 1999. Rebuild construction in and around Auburn is substantially complete. During 1999, the Macoupin Joint Venture incurred rebuild expenditures of approximately $37,200 through June 30.

                       ENSTAR INCOME PROGRAM IV-1, L.P.

     The Macoupin Joint Venture is also required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $875,000, and plans to upgrade its cable plant in Girard, Illinois beginning in 1999 at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $217,200 in 1999 for the upgrade and replacement of other assets. Such expenditures totaled $48,400 as of June 30, 1999. The PBD Joint Venture has budgeted approximately $1.3 million and $6.2 million to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. The PBD Joint Venture has budgeted capital expenditures of $520,200 in 1999 to upgrade other assets. In the first six months of 1999, capital expenditures by the PBD Joint Venture were approximately $238,600.

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

     The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at June 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

     The Partnership paid distributions totaling $126,200 and $252,400 during the three and six months ended June 30, 1999. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

YEAR 2000

     During the second quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Joint Ventures' Year 2000 business risks associated with operations directly under the control of the Joint Ventures and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Joint Ventures' exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Joint Ventures' and Partnership's financial results.

     FCLP concluded that certain of the Joint Ventures' internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The cost of the implementation, including replacement software and hardware, has been borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. The Partnership does not believe that any other significant information technology projects affecting the Partnership or Joint Ventures have been delayed due to efforts to identify or address Year 2000 issues.

     Additionally, FCLP has continued to inventory the Joint Ventures' internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. FCLP plans to conduct limited testing of systems, software and equipment in the third quarter of 1999 and place significant reliance on test results

                       ENSTAR INCOME PROGRAM IV-1, L.P.

provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Joint Ventures is currently estimated to be $7,600, of which $6,100 had been incurred as of June 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Joint Ventures' internal equipment containing embedded computer chips.

     FCLP has continued to survey the Joint Ventures' significant third party vendors and service suppliers to determine the extent to which the Joint Ventures' interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Joint Ventures are heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Joint Ventures will be unable to provide that programming to their cable customers, which would result in a loss of revenues, although the Joint Ventures would attempt to provide their customers with alternative program services. Virtually all of the Joint Ventures' most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Joint Ventures rely are programming suppliers, power and telephone companies, various banking institutions and the Joint Ventures' customer billing service. The Joint Ventures are taking steps to confirm that the third parties on which they are heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting the Joint Ventures' business requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Joint Ventures of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Joint Ventures are uncertain about the anticipated Year 2000 readiness of a significant third party, FCLP is investigating available alternatives, if any.

     FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, FCLP has not yet completed all phases of the Joint Ventures' remediation program and is dependent on third parties whose progress is not within its control. In the event that FCLP does not complete the Joint Ventures' currently planned additional remediation prior to the year 2000, management believes that the Joint Ventures could experience significant difficulty in producing and delivering products and services and conducting business in the year 2000. In addition, disruptions experienced by third parties with which the Joint Ventures do business as well as by the economy generally could also materially adversely affect the Joint Ventures. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     FCLP has focused its efforts on identification and remediation of the Joint Ventures' Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete the remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Joint Ventures' results of operations and financial condition. FCLP is also examining the Joint Ventures' business interruption strategies to evaluate whether they would

                       ENSTAR INCOME PROGRAM IV-1, L.P.

satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Joint Ventures' status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Operating activities provided $126,100 more cash during the six months ended June 30, 1999 than in the corresponding period in 1998. The Partnership used $133,400 less cash in the six months ended June 30, 1999 than in the corresponding period in 1998 to pay amounts owed to the Corporate General Partner and third party creditors due to differences in the timing of payments.

     Investing activities provided $4,500 less cash in the first six months of 1999 than in the corresponding prior year period due to a decrease in distributions from the Joint Ventures. The Partnership used $1,800 less cash in financing activities due to reductions in amounts paid for deferred loan costs related to the Partnership's Facility.

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

              (a)   Exhibit 27.1  Financial Data Schedule

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



                                      By:  ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner






Date:  August 13, 1999                By:  /s/ Michael K. Menerey
                                           -------------------------
                                           Michael K. Menerey,
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Secretary