Form 10-K
period 1999-12-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 2000-03-30
CIK 783763

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                  ---------------  ---------------

    Commission File Number 0-15705

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)

                 Georgia                                       58-1648322
-----------------------------------------          -----------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

    12444 Powerscourt Dr., Suite 100
           St. Louis, Missouri                               63131
----------------------------------------          -----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:             (314) 965-0555
                                                                --------------
Securities registered pursuant to Section 12 (b) of the Act:          None
Securities registered pursuant to Section 12 (g) of the Act

                                                           Name of each exchange
                 Title of each Class                       on which registered
                 -------------------                       -------------------

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

                                     PART I

Item 1.           BUSINESS

Introduction
------------

                  Enstar Income Program IV-1, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The partnership was formed on October 16, 1985. The general partners of the partnership are Enstar Communications Corporation (the "corporate general partner"), and Robert T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the corporate general partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the partnership. Charter is the nation's fourth largest cable operator, serving 6.2 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the partnership.

                  All of our cable television business operations are conducted through the partnership's participation as a co-general partner in both Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively the "Joint Ventures"), the other general partners of which are also cable television limited partnerships sponsored by the general partners of the partnership. The Joint Ventures were formed in order to enable each of their partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of their financial resources. Because all of our operations are conducted through our participation in the Joint Ventures, much of the discussion in this report relates to the Joint Ventures and their activities. References to the partnership include the Joint Ventures where appropriate.

                  In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate general partner has entered into an agreement with a cable broker to market the Joint Ventures' cable systems to third parties. Should the Joint Ventures receive offers from third parties for such assets, the corporate general partner will prepare a proxy for submission to the limited partners for the purpose of approving or disapproving such sale. Should such a sale be approved, the corporate general partner will proceed to liquidate the partnership and Joint Ventures following the settlement of their final liabilities. We can give no assurance, however, that we will be able to generate a sale of the Joint Ventures' cable assets.

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

                  Our cable television systems offer customers various levels, or "tiers", of cable services consisting of:

* broadcast television signals of local network, independent and educational stations
* a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN
*    various satellite - delivered, non-broadcast channels, such as

     - Cable News Network, or "CNN"
     - MTV: Music Television, or "MTV"
     - The USA Network
     - ESPN

     - Turner Network Television, or "TNT" and
     - The Disney Channel

* programming originated locally by the cable television system, such as public, educational and government access programs, and
* information displays featuring news, weather, stock market and financial reports, and public service announcements.

                  For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO", and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

                  A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for our cable television systems. In addition to customer revenues, our cable television systems receive revenue from the sale of available advertising spots on advertiser-supported programming and also offer to our customers home shopping services, which pay the partnership a share of revenues from sales of products to our customers, in addition to paying us a separate fee in return for carrying their shopping service. Certain other channels have also offered the cable systems managed by Charter, including those of the partnership, fees in return for carrying their service, but due to our pending sale, our management cannot predict the impact of such potential payments on our business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  Charter  receives  a  management  fee  and   reimbursement  of
expenses from the corporate general partner for managing our cable television operations. See Item 11., "Executive Compensation."

                  The Chief  Executive  Officer of the general partner is Jerald
L. Kent. The principal executive offices of the partnership and the general partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO
63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

Business Strategy
-----------------

                  Historically, the partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. Our business strategy has focused on serving small to medium-sized communities. We believe that given a similar rate, technical, and channel capacity/utilization profile, our cable television systems generally involve less risk of increased competition than systems in large urban cities. In our markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. Nonetheless, we believe that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

                  Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992, or the "1992 Cable Act", by the FCC has had a negative impact on our revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996. Among other changes, the 1996 Telecommunications Act caused the regulation of certain cable programming service tier rates to terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Clustering

                  We have sought to acquire cable television operations in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." We believe clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility.

                  Capital Expenditures

                  As  noted  in   "Technological   Developments,"   69%  of  our
subscribers are served by cable television systems with no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, in the event we are not able to sell our cable television systems to a third party, significant amounts of capital for future upgrades will be required in order to increase available channel capacity in those systems, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that our cable television systems remain competitive within the industry.

                  Our management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of our cable television systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services. We are also evaluating the use of digital compression technology in our cable television systems. See "Technological Developments" and "Digital Compression."

                  The Macoupin Joint Venture  completed the rebuild of its cable system in Auburn, Illinois and surrounding communities in 1999 at an estimated total cost of approximately $1,128,300, including approximately $42,000 in 1999 to complete the project. The Macoupin Joint Venture also is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1.1 million. Construction is scheduled to begin in 2000. Additionally, the Macoupin Joint Venture expects to upgrade its cable plant in Girard, Illinois in the future at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. The PBD Joint Venture expects to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems beginning in 2000 for approximately $1.3 million and $6.2 million, respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. Capital expenditures for 1999 by the Macoupin Joint Venture and PBD Joint Venture were approximately $196,400 and $580,800, respectively. Other capital expenditures planned for 2000 for similar improvements are $158,500 and $819,700 respectively. As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' business and access to capital. As a result, a majority of the Joint Ventures' systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. In the event we are not able to sell our cable television systems to a third party, the partnership expects to use cash flow from the operations of the Joint Ventures and any future borrowings it may be able to obtain for the rebuild and upgrade of the Joint Ventures' systems. These rebuild requirements will most likely negatively impact any offers the Joint Ventures receive for their cable television systems. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  Decentralized Management

                  The corporate general partner manages the partnership's cable television systems on a decentralized basis. The corporate general partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

                  Marketing

                  The Joint Ventures' marketing strategy is to provide added value to increasing levels of subscription services through "packaging." In addition to the basic service package, customers in substantially all of the Joint Ventures' cable television systems may purchase additional unregulated packages of satellite-delivered services and premium services. The Joint Ventures have employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Joint Ventures employed direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In some cable television systems, the Joint Ventures offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Joint Ventures also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

                  Customer Service and Community Relations

                  We place a strong emphasis on customer service and community relations and believe that success in these areas is critical to our business. We have developed and implemented a wide range of monthly internal training programs for employees, including our regional managers, that focus on our operations and employee interaction with customers. The effectiveness of our training program as it relates to the employees' interaction with customers is monitored on an ongoing basis. We are also committed to fostering strong community relations in the towns and cities we serve. We support many local charities and community causes in various ways, including marketing promotions to raise money and supplies for persons in need, and in-kind donations that include production services and free air-time on major cable networks. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

Description of the Joint Ventures' Systems
------------------------------------------

                  The table below sets forth certain operating statistics for the Joint Ventures' cable systems as of December 31, 1999.

                                                                                                    Average
                                                                                                    Monthly
                                                                      Premium                       Revenue
                            Homes         Basic          Basic        Service       Premium        Per Basic
System                    Passed(1)    Subscribers   Penetration(2)   Units (3)  Penetration(4)   Subscriber (5)
------                    ---------    -----------   --------------   ---------  --------------   --------------
 Enstar IV/PBD
   Systems Venture:

 Poplar Bluff, MO           15,609        10,092         64.7%           2,514        24.9%          $36.01

 Mt. Carmel, IL              3,327         2,474         74.4%             548        22.2%          $34.68
                             -----         -----                           ---

 Total                      18,936        12,566         66.4%           3,062        24.4%          $35.74
                            ======        ======                         =====

 Enstar Cable of
   Macoupin County:

 Macoupin, IL                6,749         4,712         69.8%           1,120        23.8%          $36.37


         1 Homes passed refers to estimates by the Joint Ventures of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         2 Basic subscribers as a percentage of homes passed by cable.

         3 Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

         4 Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         5 Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1999.

Customer Rates and Services
---------------------------

                  The Joint Ventures' cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels such as CNN, MTV, USA, ESPN, TNT and The Disney Channel and certain information and public access channels. For an extra monthly charge, the Joint Ventures' cable television systems also provide certain premium television services, such as HBO and Showtime. The Joint Ventures' cable television systems also offer other cable television services to its customers. For additional charges, in most of its cable television systems, the Joint Ventures also rent remote control devices and VCR compatible devices, which are devices that make it easier for a customer to tape a program from one channel while watching a program on another.

                  The Joint Ventures' service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

                  Under the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Joint Ventures' cable television systems not deemed to be subject to effective competition under the FCC's definition. Currently, none of the Joint Ventures' cable television systems are subject to effective competition. See "Legislation and Regulation."

                  At December 31, 1999, the Joint Ventures' monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $18.13 to $23.95 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Joint Ventures' marketing programs. A one-time installation fee, which the Joint Ventures may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Ventures charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Ventures offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

Employees
---------

                  The various personnel required to operate the Joint Ventures' businesses are employed by the Joint Ventures, the corporate general partner, its subsidiary corporation and Charter. As of February 19, 2000, the PBD Joint Venture had 8 employees, the cost of which is charged directly to the PBD Joint Venture. The Macoupin Joint Venture had no employees. The employment costs incurred by the corporate general partner, its subsidiary corporation and Charter are allocated and charged to the Joint Ventures for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Joint Ventures' business are employed by affiliates of the corporate general partner. The cost of such employment is allocated and charged to the Joint Ventures. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

Technological Developments
--------------------------

                  As part of their commitment to customer service, the Joint Ventures seek to apply technological advances in the cable television industry to their cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry wide acceptance. Currently, the PBD Joint Venture's systems have an average channel capacity of 39. The Macoupin Joint Venture's Auburn system, representing 24% of its customers, has a 123-channel capacity, 46% of which is currently utilized. The remainder of the Macoupin Joint Venture's systems have an average channel capacity of 38, which is completely utilized. The Joint Ventures believe that cable television system upgrades would enable them to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the application of digital compression. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Joint Ventures' current policy is to utilize fiber optic technology where applicable in rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

Digital Compression
-------------------

                  The Joint Ventures have been closely monitoring developments in the area of digital compression, a technology that will enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Joint Ventures believe that the utilization of digital compression technology will enable their cable television systems to increase channel capacity in a manner that could, in the short term, be more cost efficient than rebuilding such cable television systems with higher capacity distribution plant. However, the Joint Ventures believe that unless the cable television system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the cable television system, which will improve picture quality, system reliability and quality of service. The use of digital compression will expand the number and types of services these cable television systems offer and enhance the development of current and future revenue sources. This technology has been under frequent management review.

Programming
-----------

                  The Joint Ventures purchase basic and premium programming for their systems from Charter. In turn, Charter charges the Joint Ventures for these costs at its costs which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the corporate general partner, Falcon Communications charged the Joint Ventures for these services based on an estimate of what the corporate general partner could negotiate for such programming services for the 15 partnerships managed by the corporate general partner as a group (approximately 81,100 basic subscribers at December 31, 1999). Other channels have also offered Charter and the Joint Ventures' cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Joint Ventures' management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly the Joint Ventures', programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

                  The Joint Ventures' cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with some programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. Generally, programming costs are charged among systems on a per customer basis.

Franchises
----------

                  Cable  television   systems  are  generally   constructed  and
operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act", the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

                  PBD Joint Venture

                  As of December 31, 1999, the PBD Joint Venture operated cable systems in four franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the PBD Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the PBD Joint Ventures' cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1999.

                                               Number of         Percentage of
        Year of              Number of           Basic               Basic
  Franchise Expiration      Franchises       Subscribers          Subscribers
  --------------------      ----------       -----------          -----------

  Prior to 2001                  3               7,884                62.8%
  2001 - 2005                    -                -                     -
  2006 and after                 1               2,557                20.3%
                                 -               -----                ----

  Total                          4              10,441                83.1%
                                 =              ======                ====

                  As of December 31, 1999, the franchise agreements have expired in three of the PBD Joint Venture's franchise areas where it serves 7,884 basic subscribers. The PBD Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities. The PBD Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the PBD Joint Venture believes no franchise is necessary. In the aggregate, approximately 2,125 customers, comprising approximately 16.9% of the PBD Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the PBD Joint Venture's clustering strategy.

                  The franchise agreement with the city of Poplar Bluff, Missouri expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system may be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 1999, there were approximately 4,900 and 1,200 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

                  Macoupin Joint Venture

                  As of December 31, 1999, the Macoupin Joint Venture operated a cable system in seven franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Macoupin Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Macoupin Joint Venture's cable television system by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1999.

                                                Number of        Percentage of
           Year of             Number of          Basic              Basic
    Franchise Expiration      Franchises       Subscribers        Subscribers
    --------------------      ----------       -----------        -----------

    Prior to 2001                 3               1,526             32.4%
    2001-2005                     4               3,186             67.6%
                                  -               -----             -----

    Total                         7               4,712            100.0%
                                  =               =====            ======


                  As of December 31, 1999, the franchise agreements have expired in three of the Macoupin Joint Venture's franchise areas where it serves 1,526 basic subscribers. The Macoupin Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with its franchising authorities.

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

Competition
-----------

                  We face competition in the areas of price, service offerings, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we expand into additional services such as Internet access, interactive services and telephony, we will face competition from other providers of each type of service.

                  To date, we believe that we have not lost a significant number of customers, or a significant amount of revenue, to our competitors' systems. However, competition from other providers of the technologies we expect to offer in the future may have a negative impact on our business in the future.

                  Through mergers such as the recent merger of Tele-Communications, Inc. and AT&T, customers will come to expect a variety of services from a single provider. While the TCI/AT&T merger has no direct or immediate impact on our business, it encourages providers of cable and telecommunications services to expand their service offerings. It also encourages consolidation in the cable industry as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

                  Key competitors today include:

                  BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through
                                      -10-

"off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

                  DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 10 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers. America Online Inc., the nation's leading provider of Internet services has recently announced a plan to invest $1.5 billion in Hughes Electronics Corp., DirecTV's parent company, and these companies intend to jointly market America Online's prospective Internet television service to DirecTV's DBS customers.

                  DSL. The deployment of digital subscriber line technology, known as DSL, will allow Internet access to subscribers at data transmission speeds greater than those of modems over conventional telephone lines. Several telephone companies and other companies are introducing DSL service. The FCC recently released an order in which it mandated that incumbent telephone companies grant access to the high frequency portion of the local loop over which they provide voice services. This will enable competitive carriers to provide DSL services over the same telephone lines simultaneously used by incumbent telephone companies to provide basic telephone service. However, in a separate order the FCC declined to mandate that incumbent telephone companies unbundle their internal packet switching functionality or related equipment for the benefit of competitive carriers. This functionality or equipment could otherwise have been used by competitive carriers directly to provide DSL or other high-speed broadband services. We are unable to predict whether the FCC's decisions will be sustained upon administrative or judicial appeal, the likelihood of success of the Internet access offered by our competitors or the impact on our business and operations of these competitive ventures.

                  TRADITIONAL OVERBUILDS. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system may be able to avoid local franchising requirements. Well financed businesses from outside the cable industry, such as public utilities which already possess fiber optic and other transmission lines in the areas they serve may over time become competitors. There has been a recent increase in the number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

                  TELEPHONE COMPANIES AND UTILITIES. The competitive environment has been significantly affected by both technological developments and regulatory changes enacted in the 1996 Telecommunications Act, which were designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996
Telecommunications Act modified this cross-ownership restriction, making it possible for local exchange carriers who have considerable resources to provide a wide variety of video services competitive with services offered by cable systems.

                  If we expand our offerings to include Internet and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

                  Several telephone companies have obtained or are seeking cable television franchises from local governmental authorities and are constructing cable systems. Cross-subsidization by local exchange carriers of video and telephony services poses a strategic advantage over cable operators seeking to compete with local exchange carriers that provide video services. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the FCC. In addition, local exchange carriers provide facilities for the transmission and distribution of voice and data services, including Internet services, in competition with our existing or potential interactive services ventures and businesses, including Internet service, as well as data and other non-video services. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace, however, is likely to become more widespread and could adversely affect the profitability and valuation of the systems.

                  Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

                  SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

                  WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable", known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

                            LEGISLATION AND REGULATION

                  The   following   summary   addresses   the   key   regulatory
developments and legislation affecting the cable television industry.

                  The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecommunications Act has altered the regulatory structure governing the nation's communications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation and encourages additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

                  The 1996 Telecommunications Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations, and there have been calls in Congress and at the FCC to maintain or even tighten cable regulation in the absence of widespread effective competition.

                  CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring satisfaction of conditions rarely satisfied in the current marketplace.

                  Although the FCC has established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

                  As of December 31, 1999, approximately 14% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that localities served by the systems may choose to certify and regulate rates in the future.

                  The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 1999, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

                  Under the rate regulations of the FCC, most cable systems were required to reduce their basic service tier and cable programming service tier rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit. The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. Premium cable services offered on a per-channel or per program basis remain unregulated. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which terminates in 2002.

                  As noted above, FCC regulation of cable programming service tier rates for all systems, regardless of size, terminated under the 1996 Telecommunications Act on March 31, 1999. As a result, the regulatory regime just discussed is now essentially applicable only to basic services tier and cable equipment. Some legislators, however, have called for new rate regulations if unregulated rates increase dramatically. The 1996 Telecommunications Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

                  CABLE ENTRY INTO TELECOMMUNICATIONS. The 1996 Telecommunications Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecommunications Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

                  Cable entry into telecommunications will be affected by the regulatory landscape now being developed by the FCC and state regulators. One critical component of the 1996 Telecommunications Act to facilitate the entry of new telecommunications providers, including cable operators, is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC initial interconnection order but most of that decision was reversed by the U.S. Supreme Court in January 1999. The Supreme Court effectively upheld most of the FCC interconnection regulations. Although these regulations should enable new telecommunications entrants to reach viable interconnection agreements with incumbent carriers, many issues, including which specific network elements the FCC can mandate that incumbent carriers make available to competitors, remain subject to administrative and judicial appeal. If the FCC's current list of unbundled network elements is upheld on appeal, it would make it easier for us to provide telecommunications service.

                  INTERNET SERVICE.  Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

                  TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Telecommunications Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers, including the regional telephone companies, can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless transmission.

                  Under the 1996 Telecommunications Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. The Fifth Circuit Court of Appeals reversed certain of the FCC's open video system rules, including its preemption of local franchising. The FCC recently revised the applicable rules to eliminate this general preemption, thereby leaving franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

                  Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of co-located cable systems. Co-located cable systems are cable systems serving an overlapping territory. Cable operator buyouts of co-located local exchange carrier systems, and Joint Ventures between cable operators and local exchange carriers in the same market are also prohibited. The 1996 Telecommunications Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecommunications Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

                  ELECTRIC    UTILITY   ENTRY   INTO    TELECOMMUNICATIONS/CABLE
TELEVISION. The 1996 Telecommunications Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, despite restrictions in the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

                  ADDITIONAL OWNERSHIP RESTRICTIONS. The 1996 Telecommunications Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems.

                  Under the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also under the 1992 Cable Act, the FCC has adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. However, this provision has been stayed pending further judicial review.

                  MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must
carry"  status  or  "retransmission   consent"
status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new internet and telecommunication offerings. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry.

                  ACCESS CHANNELS. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. A new request has been forwarded to the FCC, however, requesting that unaffiliated Internet service providers be found eligible for commercial leased access. Although we do not believe such use is in accord with the governing statute, a contrary ruling could lead to substantial leased activity by Internet service providers and disrupt our own plans for Internet service.

                  ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially delivered programming to the program access requirements. Terrestrially delivered programming is programming delivered other than by satellite. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy.

                  INSIDE WIRING; SUBSCRIBER ACCESS. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed abrogating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antenna on rental property within the exclusive use of a tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

                  OTHER   REGULATIONS  OF  THE  FCC.  In  addition  to  the  FCC
regulations noted above, there are other regulations of the FCC covering such areas as:

*    equal employment opportunity,

*    subscriber privacy,

*    programming practices, including, among other things,

     (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

     (2) network program nonduplication,

     (3) local sports blackouts,

     (4) indecent programming,

     (5) lottery programming,

     (6) political programming,

     (7) sponsorship identification,

     (8) children's programming advertisements, and

     (9) closed captioning,

*    registration of cable systems and facilities licensing,

*    maintenance of various records and public inspection files,

*    aeronautical frequency usage,

*    lockbox availability,

*    antenna structure notification,

*    tower marking and lighting,

*    consumer protection and customer service standards,

*    technical standards,

*    consumer electronics equipment compatibility, and

*    emergency alert systems.

                  The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third party vendors.

                  The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

                  COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

                  Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers and Broadcast Music, Inc. The cable industry has had a long series of negotiations and adjudications with both organizations. A prior voluntarily negotiated agreement with Broadcast Music has now expired, and is subject to further proceedings. The governing rate court recently set retroactive and prospective cable industry rates for American Society of Composers music based on the previously negotiated Broadcast Music rate. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

                  STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

                  The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

                  Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, such local franchising authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

                  Under the 1996 Telecommunications Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of such services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecommunications Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

Item 2.           PROPERTIES

                  The Joint Ventures own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease our service vehicles. The Joint Ventures believe that their properties, both owned and leased, are in good condition and are suitable and adequate for our business operations.

                  The Joint Ventures own substantially all of the assets related to their cable television operations, including program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

Item 3.           LEGAL PROCEEDINGS

                  We are periodically a party to various legal proceedings. These legal proceedings are ordinary and routine litigation proceedings that are incidental to our business. Except for the item noted below, management believes that the outcome of pending legal proceedings will not, in the aggregate, have a material adverse effect on our financial condition.

                  In the states of Missouri and Illinois, customers have filed punitive class action lawsuits on behalf of all persons residing in the states who are or were customers of the Joint Ventures' cable television service, and who have been charged a fee for delinquent payment of their cable bill. The actions challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. At present, the Joint Ventures are not able to project the outcome of the actions. All of the Joint Ventures' basic subscribers reside in Missouri and Illinois where the claims have been filed.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

Liquidity
---------

                  While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,408 as of December 31, 1999. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

Distributions
-------------

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

                  The policy of the corporate general partner (although there is no contractual obligation to do so) is to cause the partnership to make cash distributions on a quarterly basis throughout the operational life of the partnership, assuming the availability of sufficient cash flow from the Joint Ventures' operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon the Joint Ventures' results of operations and the corporate general partner's determination of whether otherwise available funds are needed for the Joint Ventures' ongoing working capital and liquidity requirements.

                  The partnership began making periodic cash distributions to limited partners from operations during 1986 and distributed $499,800 ($12.50 per unit) in each of 1997, 1998 and 1999. The distributions were primarily funded from cash flow generated by partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures. The Partnership will continue to determine its ability to pay distributions on a quarter-by-quarter basis. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                  Our ability to pay distributions in the future, the actual level of any such distributions and the continuance of distributions if commenced, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. The partnership's loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the partnership's ratio of debt to cash flow is greater than 4 to 1. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.           SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the partnership, Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County for the five years ended December 31, 1999. This data should be read in conjunction with the partnership's and Joint Ventures' financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                              Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1995             1996             1997             1998            1999
                                                  --------------   --------------   --------------   --------------  --------------

   Costs and expenses                          $       (32,100) $       (33,800) $       (49,100) $       (33,700) $      (45,300)
   Interest expense                                   (126,500)        (119,900)        (110,000)         (36,500)        (34,200)
   Interest income                                       3,700           20,500            9,400              600             100
   Equity in net income of
     Enstar IV/PBD Systems Venture                     216,200          627,400        1,001,100        1,039,500         920,800
   Equity in net income of
     Enstar Cable of Macoupin County                    28,000          123,500          131,900          207,100         237,200
                                                  --------------   --------------   --------------   --------------  --------------

   Net income                                  $        89,300  $       617,700  $       983,300  $     1,177,000  $    1,078,600
                                                  ==============   ==============   ==============   ==============  ==============

   Distributions to partners                   $       504,800  $       504,800  $       504,800  $       504,800  $      504,800
                                                  ==============   ==============   ==============   ==============  ==============

Per unit of limited
   partnership interest:
   Net income                                  $          2.21  $         15.30  $         24.35  $         29.14  $        26.71
                                                  ==============   ==============   ==============   ==============  ==============

   Distributions                               $         12.50  $         12.50  $         12.50  $         12.50  $        12.50
                                                  ==============   ==============   ==============   ==============  ==============


OTHER OPERATING DATA

   Net cash used in operating activities       $      (179,100) $       (71,700) $      (107,400) $       (66,800) $      (66,100)
   Net cash provided by investing activities           333,000          980,000        1,380,000          460,200         568,500
   Net cash used in financing activities              (504,800)        (504,800)      (1,562,000)        (506,600)       (504,800)


                                                                                 As of December 31,
                                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    1995             1996             1997             1998            1999
                                                  --------------   --------------   -------------------------------  --------------

   Total assets                                $     2,689,900  $     2,812,000  $     2,291,300  $     2,953,700  $    3,527,700
   Total debt                                        1,008,900        1,008,900                -                -           -
   General partners' deficit                           (66,700)         (65,500)         (60,700)         (53,900)        (48,100)
   Limited partners' capital                         1,732,200        1,843,900        2,317,600        2,983,000       3,551,000


II.  ENSTAR IV/PBD SYSTEMS VENTURE

                                                                              Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1995             1996             1997             1998            1999
                                                  --------------   --------------   --------------   --------------  --------------

   Revenues                                    $     5,075,500  $     5,428,600  $     5,584,600  $     5,589,000  $    5,485,400
   Costs and expenses                               (2,992,300)      (3,194,100)      (3,210,100)      (3,152,000)     (3,257,600)
   Depreciation and amortization                    (1,692,800)      (1,013,000)        (475,500)        (449,700)       (494,100)
                                                  --------------   --------------   --------------   --------------  --------------
   Operating income                                    390,400        1,221,500        1,899,000        1,987,300       1,733,700
   Interest income, net                                 42,000           34,800          103,200           88,000         107,900
   Gain (loss) on sale of cable assets                   -               (1,500)           -                3,700           -
                                                  --------------   --------------   --------------   --------------  --------------

   Net income                                  $       432,400  $     1,254,800  $     2,002,200  $     2,079,000  $    1,841,600
                                                  ==============   ==============   ==============   ==============  ==============

   Distributions to venturers                  $       666,000  $     1,260,000  $     2,710,000  $       895,400  $    1,067,000
                                                  ==============   ==============   ==============   ==============  ==============

OTHER OPERATING DATA

   Net cash provided by operating activities   $     2,006,100  $     2,180,800  $     2,644,200  $     2,517,400  $    1,879,600
   Net cash used in investing activities              (878,400)        (265,800)        (255,800)        (349,000)       (587,700)
   Net cash used in financing activities              (666,000)      (1,260,000)      (2,710,000)        (895,400)     (1,067,000)
   EBITDA (1)                                        2,083,200        2,234,500        2,374,500        2,437,000       2,227,800
   EBITDA to revenues                                    41.0%            41.2%            42.5%            43.6%           40.6%
   Capital expenditures                        $       791,600  $       190,300  $       215,600  $       326,300  $      580,800


                                                                                 As of December 31,
                                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    1995             1996             1997             1998            1999
                                                  --------------   --------------   --------------   --------------  --------------

   Total assets                                $     4,188,300  $     4,224,300  $     3,558,400  $     4,736,900  $    5,215,900
   Venturers' capital                                3,544,000        3,538,800        2,831,000        4,014,600       4,789,200


III.  ENSTAR CABLE OF MACOUPIN COUNTY

                                                                              Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                             1995             1996             1997             1998            1999
                                                  --------------   --------------   --------------   --------------  --------------

   Revenues                                    $     1,646,000  $     1,870,600  $     1,975,900  $     2,003,000  $    1,993,600
   Costs and expenses                                 (959,200)        (898,300)      (1,020,900)      (1,060,500)     (1,113,700)
   Depreciation and amortization                      (634,800)        (614,400)        (575,400)        (344,500)       (217,800)
                                                  --------------   --------------   --------------   --------------  --------------
   Operating income                                     52,000          357,900          379,600          598,000         662,100
   Interest income, net                                 32,000           12,000           16,100           23,300          49,500
   Gain on sale of cable assets                          -                  600            -                -               -
                                                  --------------   --------------   --------------   --------------  --------------

   Net income                                  $        84,000  $       370,500  $       395,700  $       621,300  $      711,600
                                                  ==============   ==============   ==============   ==============  ==============

   Distributions to venturers                  $             -  $     1,050,000  $        75,000  $        37,500  $      105,000
                                                  ==============   ==============   ==============   ==============  ==============

OTHER OPERATING DATA

   Net cash provided by operating activities   $       799,900  $       860,200  $       838,000  $     1,010,200  $      737,700
   Net cash used in investing activities              (340,000)        (439,800)        (689,400)        (205,100)       (232,700)
   Net cash used in financing activities                 -           (1,050,000)         (75,000)         (37,500)       (105,000)
   EBITDA (1)                                          686,800          972,300          955,000          942,500         879,900
   EBITDA to revenues                                    41.7%            52.0%            48.3%            47.1%           44.1%
   Capital expenditures                        $       325,500  $       411,200  $       677,900  $       170,900  $      196,400

                                                                                 As of December 31,
                                                  ---------------------------------------------------------------------------------
BALANCE SHEET DATA                                    1995             1996             1997             1998            1999
                                                  --------------   --------------   --------------   --------------  --------------

   Total assets                                $     2,840,100  $     2,084,400  $     2,564,000  $     3,053,500  $    3,538,900
   Venturers' capital                                2,484,600        1,805,100        2,125,800        2,709,600       3,316,200

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

                  The 1992 Cable Act required the Federal Communications Commission to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flow. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

                  This annual report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the partnership, as discussed more fully elsewhere in this report.

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

RESULTS OF OPERATIONS

                  The Partnership
                  ---------------

                  As discussed above, all of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $1,380,000, $460,200 and $568,500 to us, representing our pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 1997, 1998 and 1999, respectively. We distributed $504,800 to our partners in each of 1997, 1998 and 1999.

                  Interest expense decreased from $36,500 to $34,200, or by 6.3%, for the year ended December 31, 1999 compared to 1998 and from $110,000 to $36,500, or by 66.8%, for the year ended December 31, 1998 compared to 1997. The decrease in 1998 compared to 1997 was primarily due to the repayment of our outstanding borrowings under our previous credit facility on September 30, 1997. The decrease in 1999 compared to 1998 resulted from a decrease in commitment fees due to a reduction in our credit facility on November 12, 1999. See "Liquidity and Capital Resources" below.

                  The PBD Joint Venture
                  ---------------------

                  1999 Compared to 1998

                  The Joint Venture's revenues decreased from $5,589,000 to $5,485,400, or by 1.9%, for the year ended December 31, 1999 as compared to 1998. Of the $103,600 decrease, $232,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. These decreases were partially offset by a $104,400 increase due to increases in regulated service rates that were implemented by the Joint Venture in 1999 and a $24,300 increase in other revenue producing items. As of December 31, 1999, the Joint Venture had approximately 12,600 basic subscribers and 3,100 premium service units.

                  Service costs decreased from $1,848,000 to $1,846,300, or by less than 1.0%, for the year ended December 31, 1999 as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to increases in capitalization of labor and overhead costs resulting from more capital projects in 1999. The decrease was largely offset by higher programming fees, which increased due to increases in rates charged by program suppliers.

                  General and administrative expenses increased from $737,000 to $858,600, or by 16.5%, for the year ended December 31, 1999 as compared to 1998. The increase was attributable to increases in insurance premiums, personnel costs and professional fees, primarily legal fees.

                  Management fees and reimbursed expenses decreased from $567,000 to $552,700, or by 2.5%, for the year ended December 31, 1999 as compared to 1998. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased in 1999 due to lower allocated personnel costs.

                  Depreciation and amortization expense increased from $449,700 to $494,100, or by 9.9%, for the year ended December 31, 1999 as compared to 1998, due to an increase in plant asset additions.

                  Operating income decreased from $1,987,300 to $1,733,700, or by 12.8%, for the year ended December 31, 1999 as compared to 1998, primarily due to decreased revenues and increased programming expense and professional fees as discussed above.

                  Interest income, net of interest expense, increased from $88,000 to $107,900, or by 22.6%, for the year ended December 31, 1999 as compared to 1998. The increase was primarily due to higher average cash balances available for investment.

                  Due to the factors described above, the Joint Venture's net income decreased from $2,079,000 to $1,841,600, or by 11.4%, for the year ended December 31, 1999 as compared to 1998.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 43.6% during 1998 to 40.6% in 1999. The decrease was primarily caused by higher programming expense and professional fees as described above. EBITDA decreased from $2,437,000 to $2,227,800, or by 8.6%, as a result.

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

                  Distributions Made By The PBD Joint Venture

                  The PBD Joint Venture distributed $2,710,000, $895,400 and $1,067,000 equally between its two partners during 1997, 1998 and 1999, respectively.

                  The Macoupin Joint Venture
                  --------------------------

                  1999 Compared to 1998

                  The Joint Venture's revenues decreased from $2,003,000 to $1,993,600, or by less than 1.0%, for the year ended December 31, 1999 as compared to 1998. Of the $9,400 decrease, $28,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,300 was due to a decrease in other revenue producing items. These decreases were partially offset by a $21,600 increase due to increases in regulated service rates that were implemented by the Joint Venture in 1999. As of December 31, 1999, the Joint Venture had approximately 4,700 basic subscribers and 1,100 premium service units.

                  Service costs increased from $626,000 to $664,300, or by 6.1%, for the year ended December 31, 1999 as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming expense and lower capitalization of labor and overhead costs resulting from fewer capital projects in 1999. Programming expense increased as a result of higher rates charged by program suppliers.

                  General and administrative expenses increased from $124,700 to $158,200, or by 26.9%, for the year ended December 31, 1999 as compared to 1998. The increase was primarily due to higher insurance premiums and customer billing expense.

                  Management fees and reimbursed expenses decreased from $309,800 to $291,200, or by 6.0%, for the year ended December 31, 1999 as compared to 1998. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased in 1999 due to lower allocated personnel costs and telephone expenses.

                  Depreciation and amortization expense decreased from $344,500 to $217,800, or by 36.8%, for the year ended December 31, 1999 as compared to 1998, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

                  Operating income increased from $598,000 to $662,100, or by 10.7%, for the year ended December 31, 1999 as compared to 1998, primarily due to decreased depreciation and amortization as discussed above.

                  Interest income, net of interest expense, increased from $23,300 to $49,500 for the year ended December 31, 1999 as compared to 1998. The increase was primarily due to higher average cash balances available for investment.

                  Due to the factors described above, the Joint Venture's net income increased from $621,300 to $711,600, or by 14.5%, for the year ended December 31, 1999 as compared to 1998.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 47.1% in 1998 to 44.1% in 1999. The decrease was primarily due to higher programming fees, insurance premiums and professional fees as described above. EBITDA decreased from $942,500 to $879,900, or by 6.6%, as a result.

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

                  Distributions to Partners

                  The Macoupin Joint Venture distributed $75,000, $37,500 and $105,000 equally among its three partners in 1997, 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective, having invested our net offering proceeds in the Joint Ventures, is to distribute to our partners distributions of cash flow received from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

                  In accordance with the partnership agreement, the corporate general partner has implemented a plan for liquidating the partnership. In connection with that strategy, the corporate general partner has entered into an agreement with a cable broker to market the Joint Ventures' cable systems to third parties. Should the Joint Ventures receive offers from third parties for such assets, the corporate general partner will prepare a proxy for submission to the limited partners for the purpose of approving or disapproving such sale. Should such a sale be approved, the corporate general partner will proceed to liquidate the partnership and Joint Ventures following the settlement of their final liabilities. We can give no assurance, however, that we will be able to generate a sale of the Joint Ventures' cable assets.

                  The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture completed the rebuild of its cable system in Auburn, Illinois, as required under a provision of its franchise agreement, and in communities surrounding Auburn. Rebuild expenditures in 1999 approximated $42,000.

                  The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in that community by December 2001 at an estimated cost of $1.1 million, and plans to upgrade its cable plant in Girard, Illinois at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $158,500 in 2000 for the upgrade of other assets. The PBD Joint Venture will upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems at an estimated cost of approximately $1.3 million and $6.2 million respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri may include a similar requirement. The PBD Joint Venture is budgeted to spend approximately $819,700 in 2000 for the improvement of other assets. The Macoupin Joint Venture and PBD Joint Venture spent $196,400 and $580,800, respectively, in the year ended December 31, 1999 on its cable systems.

                  The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 1999, there were approximately 4,900 and 1,200 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

                  We believe that cash generated by operations of the Joint Ventures, together with available cash, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2000 and beyond. As a result, the Joint Ventures intend to use their cash for such purposes.

                  On September 30, 1997, Enstar Finance Company, LLC ("EFC"), a subsidiary of the corporate general partner, obtained a secured bank facility of $35 million from two agent banks in order to obtain funds that would in turn be advanced to us and certain of the other partnerships managed by the corporate general partner. Our maximum loan commitment was approximately $3,331,833 through November 12, 1999. After that date, our commitment available under the EFC facility was reduced to $2.0 million.

                  The partnership paid distributions totaling $504,800 during the year ended December 31, 1999. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

                  In October 1998, Falcon Communications, L.P. reinstated third party insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications, L.P. through November 12, 1999, and currently managed by Charter, including those of the Joint Ventures.

                  Approximately 86% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  We have not experienced any system failures or other disruptions caused by Year 2000 problems since January 1, 2000 through the date of this report, and do not anticipate that we will encounter any Year 2000 problems going forward. We spent approximately $83,200 in the fourth quarter of 1999 to complete our preparation for the arrival of January 1, 2000 with respect to the Year 2000 date change. Such costs will not be incurred in the future.

                  1999 vs. 1998

                  Operating activities used $700 less cash during 1999 than in 1998. Changes in prepaid expenses and liabilities owed to affiliates and third party creditors provided $10,500 more cash in 1999 due to differences in the timing of payments.

                  Investing activities provided $108,300 more cash in 1999 than in 1998 due to an increase in distributions from the Joint Ventures. We used $1,800 less cash in financing activities in 1999 due to decreases in the payment of deferred loan costs related to the partnership's loan facility.

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

Inflation
---------

                  Certain of the Joint Ventures' expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Venture is able to increase our service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

Item 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  We are not exposed to material market risks associated with financial instruments.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The general partners of the partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The corporate general partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the individual general partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the corporate general partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as individual general partner of the partnership and other affiliated cable limited partnerships that he previously co-sponsored with the corporate general partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the corporate general partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the corporate general partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1999, the corporate general partner managed cable systems serving approximately 81,100 basic subscribers.

                  Following the acquisition of the corporate general partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the corporate general partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:


NAME                                  POSITION
----                                  --------
Jerald L. Kent                        Director, President and Chief Executive Officer

David G. Barford                      Senior Vice President of Operations - Western Division

Mary Pat Blake                        Senior Vice President - Marketing and Programming

Eric A. Freesmeier                    Senior Vice President - Administration

Thomas R. Jokerst                     Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf                      Senior Vice President and Chief Financial Officer

Ralph G. Kelly                        Senior Vice President - Treasurer

David L. McCall                       Senior Vice President of Operations - Eastern Division

John C. Pietri                        Senior Vice President - Engineering

Michael E. Riddle                     Senior Vice President and Chief Information Officer

Steven A. Schumm                      Executive Vice President, Assistant to the President

Curtis S. Shaw                        Senior Vice President, General Counsel and Secretary

Steven E. Silva                       Senior Vice President - Corporate Development and Technology


                  Except for Mr. Riddle, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 43 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID G. BARFORD, 41 Senior Vice President of Operations - Western Division. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 44 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 46 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 50 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 40 Senior Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 43 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 44 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 50 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 41 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 47 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 51 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 40 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

                  The sole director of the corporate general partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the corporate general partner.

Item 11.          EXECUTIVE COMPENSATION

Management Fee
--------------

                  The partnership  has a management  agreement with Enstar Cable
Corporation, a wholly owned subsidiary of the corporate general partner, pursuant to which Enstar Cable manages the Joint Ventures' systems and provides all operational support for the Joint Ventures' activities. For these services, Enstar Cable receives a management fee of 5% of the PBD Joint Venture's gross revenues and 4% of the Macoupin Joint Venture's gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. The Macoupin Joint Venture also is required to distribute 1% of its gross revenues to the corporate general partner in respect of its interest as the corporate general partner of the partnership. In addition, the Joint Ventures reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the day-to-day operation of our cable systems. The management agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the management agreement. The management agreement is terminable by the partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. to provide management services for the Joint Ventures and paid Falcon
Communications, L.P. a portion of the management fees it receives in consideration of such services and reimbursed Falcon Communications, L.P. for expenses incurred by Falcon Communications, L.P. on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon Communications, L.P., has provided such services and received such payments. Additionally, the Joint Ventures received system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. The Joint Ventures reimburse the affiliates for their allocable share of their operating costs. The corporate general partner also performs supervisory and administrative services for the partnership, for which it is reimbursed.

                  For the fiscal year ended December 31, 1999, Enstar Cable charged the Joint Ventures management fees of approximately $354,100 and reimbursed expenses of $469,900. In addition, the Macoupin Joint Venture paid the corporate general partner approximately $19,900 in respect of its 1% special interest. The Joint Ventures also reimbursed affiliates approximately $201,400 for system operating management services. In addition, programming services were purchased through Falcon Communications, L.P. and, subsequent to November 12, 1999, through Charter. The Joint Ventures paid Falcon Communications, L.P. and Charter approximately $1,863,100 for these programming services for fiscal year 1999.

Participation in Distributions
------------------------------

                  The general partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The Partnership believes that no person beneficially owns more than 5% of the units. The general partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. As of March 30, 2000, Charter Communications Holding Company, LLC was beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conflicts of Interest
---------------------

                  On November 12,  1999,  Charter  acquired  ownership of Enstar
Communications Corporation from Falcon Holding Group, L.P. and assumed the management services operations of Falcon Communications, L.P. Charter now manages the operations of the partnerships of which Enstar Communications Corporation is the corporate general partner, including the partnership.
Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the corporate general partner to Falcon Communications, L.P.

                  The partnership and the Joint Ventures rely upon the corporate general partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See Item 11., "Executive Compensation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations." The executive officers of the corporate general partner have their personal employment with Charter Communications, Inc., and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the corporate general partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the partnership's affairs.

Fiduciary Responsibility and Indemnification of the General Partners
--------------------------------------------------------------------

                  A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if general partners with authority to do so have refused to bring the action or if an effort to cause those general partners to bring the action is not likely to succeed. Some cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

                  The partnership agreement provides that the general partners will be indemnified by the partnership for acts performed within the scope of their authority under the partnership agreement if the general partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the partnership agreement provides that the general partners will not be liable to the partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the partnership maintains, at its expense and in such reasonable amounts as the corporate general partner shall determine, a liability insurance policy which insures the corporate general partner, Charter and its affiliates (which include CC VII), officers and directors and persons determined by the corporate general partner, against liabilities which they may incur with respect to claims made against them for wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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


(b)                   Reports on Form 8-K

                      None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                   ENSTAR INCOME PROGRAM IV-1, L.P.

                                      By:  Enstar Communications Corporation,
                                           General Partner

                                           By: /s/   Jerald L. Kent
                                               --------------------
                                               Jerald L. Kent
                                               Director, President and
                                                 Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2000.

                   Signatures                                 Title(*)
        --------------------------------     -----------------------------------------------------

        /s/ Jerald L. Kent                   Director, President and Chief Executive Officer
        ------------------                      (Principal Executive Officer)
        Jerald L. Kent


        /s/ Kent D. Kalkwarf                 Senior Vice President and Chief Financial Officer
        --------------------                    (Principal Financial Officer and
        Kent D. Kalkwarf                           Principal Accounting Officer)


(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                          PAGE
                                                           --------------------------------------------------------------------
                                                             Enstar Income            Enstar IV/PBD            Enstar Cable
                                                                Program                  Systems                of Macoupin
                                                              IV-1, L.P.                 Venture                  County
                                                           ------------------       -------------------      ------------------

Reports of Independent Auditors                                   F-2                      F-11                    F-22

Balance Sheets - December 31, 1998 and 1999                       F-3                      F-12                    F-23

Financial  Statements  for each of
   the three years in the period
   ended  December 31, 1999:

     Statements of Operations                                     F-4                      F-13                    F-24

     Statements of Partnership/
       Venturers' Capital (Deficit)                               F-5                      F-14                    F-25

     Statements of Cash Flows                                     F-6                      F-15                    F-26

Notes to Financial Statements                                     F-7                      F-16                    F-27


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS




Partners
Enstar Income Program IV-1, L.P.  (A Georgia Limited Partnership)

We have audited the accompanying balance sheets of Enstar Income Program IV-1, L.P. (A Georgia Limited Partnership) as of December 31, 1998 and 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-1, L.P. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.






                                                 /s/   ERNST & YOUNG LLP


Los Angeles, California
March 24, 2000

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                                 BALANCE SHEETS

                        ================================


                                                                                             December 31,
                                                                                 -------------------------------------
                                                                                      1998                 1999
                                                                                 ----------------     ----------------
ASSETS:
   Cash and cash equivalents                                                   $           4,100    $           1,700
   Prepaid expenses                                                                        3,400                2,900
                                                                                 ----------------     ----------------

   Equity in net assets of joint ventures:
      Enstar IV/PBD Systems Venture                                                    2,007,300            2,394,600
      Enstar Cable of Macoupin County                                                    903,200            1,105,400
                                                                                 ----------------     ----------------

                                                                                       2,910,500            3,500,000
                                                                                 ----------------     ----------------

   Deferred loan costs, net                                                               35,700               23,100
                                                                                 ----------------     ----------------

                                                                               $       2,953,700    $       3,527,700
                                                                                 ================     ================

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Accounts payable                                                            $           6,600    $           3,600
   Due to affiliates                                                                      18,000               21,200
                                                                                 ----------------     ----------------

       TOTAL LIABILITIES                                                                  24,600               24,800
                                                                                 ----------------     ----------------

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                      (53,900)             (48,100)
   Limited partners                                                                    2,983,000            3,551,000
                                                                                 ----------------     ----------------

       TOTAL PARTNERSHIP CAPITAL                                                       2,929,100            3,502,900
                                                                                 ----------------     ----------------

                                                                               $       2,953,700    $       3,527,700
                                                                                 ================     ================

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF OPERATIONS

                        ================================


                                                                                          Year Ended December 31,
                                                                            -----------------------------------------------------
                                                                                 1997               1998               1999
                                                                            ---------------    ---------------    ---------------
OPERATING EXPENSES:
   General and administrative expenses                                   $         (49,100) $         (33,700) $         (45,300)
                                                                            ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                                               (110,000)           (36,500)           (34,200)
   Interest income                                                                   9,400                600                100
                                                                            ---------------    ---------------    ---------------

                                                                                  (100,600)           (35,900)           (34,100)
                                                                            ---------------    ---------------    ---------------

     Loss before equity in net income of joint ventures                           (149,700)           (69,600)           (79,400)
                                                                            ---------------    ---------------    ---------------

EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                                 1,001,100          1,039,500            920,800
   Enstar Cable of Macoupin County                                                 131,900            207,100            237,200
                                                                            ---------------    ---------------    ---------------

                                                                                 1,133,000          1,246,600          1,158,000
                                                                            ---------------    ---------------    ---------------

NET INCOME                                                               $         983,300  $       1,177,000  $       1,078,600
                                                                            ===============    ===============    ===============

Net income allocated to General Partners                                 $           9,800  $          11,800  $          10,800
                                                                            ===============    ===============    ===============

Net income allocated to Limited Partners                                 $         973,500  $       1,165,200  $       1,067,800
                                                                            ===============    ===============    ===============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                  $          24.35   $          29.14   $          26.71
                                                                            ===============    ===============    ===============

WEIGHTED AVERAGE LIMITED
   PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                                                  39,982             39,982             39,982
                                                                            ===============    ===============    ===============

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                   ===========================================

                                                                       General           Limited
                                                                       Partners          Partners          Total
                                                                     -------------     -------------    -------------

PARTNERSHIP CAPITAL (DEFICIT),
   January 1, 1997                                                $       (65,500) $      1,843,900  $     1,778,400

     Distributions to partners                                             (5,000)         (499,800)        (504,800)
     Net income for year                                                    9,800           973,500          983,300
                                                                     -------------     -------------    -------------

PARTNERSHIP CAPITAL (DEFICIT),
   December 31, 1997                                                      (60,700)        2,317,600        2,256,900

     Distributions to partners                                             (5,000)         (499,800)        (504,800)
     Net income for year                                                   11,800         1,165,200        1,177,000
                                                                     -------------     -------------    -------------

PARTNERSHIP CAPITAL (DEFICIT)
   December 31, 1998                                                      (53,900)        2,983,000        2,929,100

     Distributions to partners                                             (5,000)         (499,800)        (504,800)
     Net income for year                                                   10,800         1,067,800        1,078,600
                                                                     -------------     -------------    -------------

PARTNERSHIP CAPITAL (DEFICIT)
   December 31, 1999                                              $       (48,100) $      3,551,000  $     3,502,900
                                                                     =============     =============    =============

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================


                                                                               Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                      1997              1998               1999
                                                                 ---------------   ----------------   ----------------
Cash flows from operating activities:
     Net income                                               $         983,300 $       1,177,000  $       1,078,600
     Adjustments to reconcile net income to
       net cash used in operating activities:
         Equity in net income of joint ventures                      (1,133,000)       (1,246,600)        (1,158,000)
         Amortization of deferred loan costs                             36,000            12,600             12,600
         Increase (decrease) from changes in:
           Prepaid expenses                                              (3,400)            -                    500
           Accounts payable and due to affiliates                         9,700            (9,800)               200
                                                                 ---------------   ----------------   ----------------

               Net cash used in operating activities                   (107,400)          (66,800)           (66,100)
                                                                 ---------------   ----------------   ----------------

Cash flows from investing activities:
     Distributions from joint ventures                                1,380,000           460,200            568,500
                                                                 ---------------   ----------------   ----------------

Cash flows from financing activities:
     Distributions to partners                                         (504,800)         (504,800)          (504,800)
     Deferred loan costs                                                (48,300)           (1,800)             -
     Repayment of debt                                               (1,008,900)            -                  -
                                                                 ---------------   ----------------   ----------------

               Net cash used in financing activities                 (1,562,000)         (506,600)          (504,800)
                                                                 ---------------   ----------------   ----------------

Net decrease in cash and cash equivalents                              (289,400)         (113,200)            (2,400)

Cash and cash equivalents at beginning of year                          406,700           117,300              4,100
                                                                 ---------------   ----------------   ----------------

Cash and cash equivalents at end of year                      $         117,300 $           4,100  $           1,700
                                                                 ===============   ================   ================

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

                  The Partnership has no cash equivalents at December 31, 1999.

INVESTMENT IN JOINT VENTURES

                  The Partnership's investment and share of the income or loss in the Joint Ventures is accounted for on the equity method of accounting.

DEFERRED LOAN COSTS

                  Costs related to obtaining new loan agreements are capitalized and amortized to interest expense over the life of the related loan.

INCOME TAXES

                  As a partnership, Enstar Income Program IV-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Nominal taxes are assessed by certain state jurisdictions. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1999, the book basis of the Partnership's investment in the Joint Ventures exceeds its tax basis by $508,300.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1999 in the financial statements is $115,700 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense reported by the Joint Ventures.

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

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Partnership and its operations.

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

                  The Partnership and an affiliate partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $2,002,200, $2,079,000 and $1,841,600 for 1997, 1998 and 1999, respectively, of which
$1,001,100, $1,039,500 and $920,800 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture on pages F-11 to F-21 of this Form 10-K.

Enstar Cable of Macoupin County

                  The Partnership and two affiliate partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $395,700, $621,300 and $711,600 for 1997, 1998 and 1999, respectively, of which $131,900, $207,100 and $237,200 was allocated to the Partnership for the respective years. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture on pages F-22 to F-32 of this Form 10-K.

NOTE 4 - POTENTIAL SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. In connection with that strategy, the Corporate General

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================

NOTE 4 - POTENTIAL SALE OF PARTNERSHIP ASSETS (Continued)

Partner has entered into an agreement with a cable broker to market the Joint Ventures' cable systems to third parties. Should the Joint Ventures receive offers from third parties for such assets, the Corporate General Partner will prepare a proxy for submission to the limited partners for the purpose of approving or disapproving such sale. Should such a sale be approved, the Corporate General Partner will proceed to liquidate the Partnership and Joint Ventures following the settlement of their final liabilities. The Corporate General Partner can give no assurance, however, that it will be able to generate a sale of the Joint Ventures' cable assets. The financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

NOTE 5 - NOTE PAYABLE - AFFILIATE

                  The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $3,331,800 (the "Facility"). No advances had been made under the Facility as of December 31, 1999. On November 12, 1999, in connection with the sale of the Corporate General Partner to Charter, the Partnership's commitment was reduced to $2,000,000.

                  The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.5% at December 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. Borrowings under the Facility are collateralized by substantially all assets of the Partnership and a security interest in the assets of the PBD Joint Venture. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1997, 1998 or 1999 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership during 1997, 1998 and 1999.

                  The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1997, 1998 or 1999.

                  In the normal course of business, the Partnership pays commitment fees to EFC.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for interest amounted to $110,300, $32,300 and $36,400 in 1997, 1998 and 1999, respectively.

                         REPORT OF INDEPENDENT AUDITORS





To the Venturers of
Enstar IV/PBD Systems Venture  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar IV/PBD Systems Venture (A Georgia General Partnership) as of December 31, 1998 and 1999, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.






                                                /s/   ERNST & YOUNG LLP


Los Angeles, California
March 24, 2000

                          ENSTAR IV/PBD SYSTEMS VENTURE

                                 BALANCE SHEETS

                          =============================



                                                                                              December 31,
                                                                                  --------------------------------------
                                                                                        1998                 1999
                                                                                  ------------------   -----------------
ASSETS:
     Cash and cash equivalents                                                   $      2,904,300     $      3,129,200

     Accounts receivable, less allowance of $2,800 and
         $600 for possible losses                                                         119,500              134,400

     Prepaid expenses and other assets                                                     31,500              177,100

     Property, plant and equipment, less accumulated
         depreciation and amortization                                                  1,628,900            1,731,900

     Franchise cost, net of accumulated
         amortization of $13,100 and $17,700                                               38,600               40,900

     Deferred charges, net                                                                 14,100                2,400
                                                                                  ------------------   -----------------

                                                                                 $      4,736,900     $      5,215,900
                                                                                  ==================   =================

                       LIABILITIES AND VENTURERS' CAPITAL
                       ----------------------------------

LIABILITIES:
     Accounts payable                                                            $        192,400     $        216,600
     Due to affiliates                                                                    529,900              210,100
                                                                                  ------------------   -----------------

        TOTAL LIABILITIES                                                                 722,300              426,700
                                                                                  ------------------   -----------------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
     Enstar Income Program IV-1, L.P.                                                   2,007,300            2,394,600
     Enstar Income Program IV-2, L.P.                                                   2,007,300            2,394,600
                                                                                  ------------------   -----------------

        TOTAL VENTURERS' CAPITAL                                                        4,014,600            4,789,200
                                                                                  ------------------   -----------------

                                                                                 $      4,736,900     $      5,215,900
                                                                                  ==================   =================

                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF OPERATIONS

                          =============================


                                                                               Year Ended December 31,
                                                                   ------------------------------------------------
                                                                       1997             1998             1999
                                                                   --------------   --------------   --------------

REVENUES                                                          $    5,584,600   $    5,589,000   $    5,485,400
                                                                   --------------   --------------   --------------


OPERATING EXPENSES:
     Service costs                                                     1,917,400        1,848,000        1,846,300
     General and administrative expenses                                 699,600          737,000          858,600
     General Partner management fees
        and reimbursed expenses                                          593,100          567,000          552,700
     Depreciation and amortization                                       475,500          449,700          494,100
                                                                   --------------   --------------   --------------

                                                                       3,685,600        3,601,700        3,751,700
                                                                   --------------   --------------   --------------

         Operating income                                              1,899,000        1,987,300        1,733,700
                                                                   --------------   --------------   --------------

INTEREST INCOME, net                                                     103,200           88,000          107,900

GAIN ON SALE OF CABLE ASSETS                                              -                 3,700           -
                                                                   --------------   --------------   --------------

NET INCOME                                                        $    2,002,200   $    2,079,000   $    1,841,600
                                                                   ==============   ==============   ==============

                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        STATEMENTS OF VENTURERS' CAPITAL

                        ================================


                                                         Enstar Income      Enstar Income
                                                            Program            Program
                                                          IV-1, L.P.          IV-2, L.P.             Total
                                                       ------------------   ------------------    -----------------

BALANCE, January 1, 1997                              $      1,769,400     $      1,769,400     $       3,538,800

   Distributions to venturers                               (1,355,000)          (1,355,000)           (2,710,000)
   Net income for year                                       1,001,100            1,001,100             2,002,200
                                                       ------------------   ------------------    -----------------

BALANCE, December 31, 1997                                   1,415,500            1,415,500             2,831,000

   Distributions to venturers                                 (447,700)            (447,700)             (895,400)
   Net income for year                                       1,039,500            1,039,500             2,079,000
                                                       ------------------   ------------------    -----------------

BALANCE, December 31, 1998                                   2,007,300            2,007,300             4,014,600

   Distributions to venturers                                 (533,500)            (533,500)           (1,067,000)
   Net income for year                                         920,800              920,800             1,841,600
                                                       ------------------   ------------------    -----------------

BALANCE, December 31, 1999                            $      2,394,600     $      2,394,600     $       4,789,200
                                                       ==================   ==================    =================

                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF CASH FLOWS

                          =============================


                                                                                    Year Ended December 31,
                                                                   -----------------------------------------------------------
                                                                         1997                 1998                 1999
                                                                   -----------------     ----------------     ----------------
Cash flows from operating activities:
     Net income                                                 $      2,002,200     $      2,079,000    $      1,841,600
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                                   475,500              449,700             494,100
         Increase (decrease) from changes in:
           Accounts receivable, prepaid expenses                         124,600               (6,200)           (160,500)
              and other assets
           Accounts payable and due to affiliates                         41,900               (5,100)           (295,600)
                                                                 -----------------    ----------------    ----------------

               Net cash provided by operating activities               2,644,200            2,517,400           1,879,600
                                                                 -----------------    ----------------    ----------------

Cash flows from investing activities:
     Capital expenditures                                               (215,600)            (326,300)           (580,800)
     Increase in intangible assets                                       (40,200)             (22,700)             (6,900)
                                                                 -----------------    ----------------    ----------------

               Net cash used in investing activities                    (255,800)            (349,000)           (587,700)
                                                                 -----------------    ----------------    ----------------

Cash flows from financing activities:
     Distributions to venturers                                       (2,710,000)            (895,400)         (1,067,000)
                                                                 -----------------    ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                    (321,600)           1,273,000             224,900

Cash and cash equivalents at beginning of year                         1,952,900            1,631,300           2,904,300
                                                                 -----------------    ----------------    ----------------

Cash and cash equivalents at end of year                        $      1,631,300     $      2,904,300    $      3,129,200
                                                                 =================    ================    ================

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

                  There are no cash equivalents at December 31, 1999.

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

                  Cable television systems                    5-15 years
                  Vehicles                                       3 years
                  Furniture and equipment                      5-7 years
                  Leasehold improvements                   Life of lease

FRANCHISE COST

                  The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Venture is in the process of negotiating the renewal of expired franchise agreements for three of the Venture's four franchises, which include approximately 63% of the Venture's basic subscribers at December 31, 1999.

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

INCOME TAXES

                  As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1999, the book basis of the Venture's net assets exceeds its tax basis by $566,400.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1999 in the financial statements is $189,200 more than tax income of the Venture for the same period, caused principally by timing differences in depreciation expense.

ADVERTISING COSTS

                  All advertising costs are expensed as incurred.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================

NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a general partnership agreement effective July 23, 1986 between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner (the "Corporate General Partner"). The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

                  Under the terms of the agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Venture and its operations.

NOTE 3 - POTENTIAL SALE OF JOINT VENTURE ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Venture. In connection with that strategy, the Corporate General Partner has entered into an agreement with a cable broker to market the Venture's cable systems to third parties. Should the Venture receive offers from third parties for such assets, the Corporate General Partner will prepare a proxy for submission to the limited partners of the Venturers for the purpose of approving or disapproving such sale. Should such a sale be approved, the Corporate General Partner will proceed to liquidate the Venture following the settlement of its final liabilities. The Corporate General Partner can give no assurance, however, that it will be able to generate a sale of the Venture's cable assets. The financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:

                                                     December 31,
                                           ----------------------------------
                                               1998              1999
                                           --------------   -----------------

Cable television systems                  $   10,792,700   $    11,078,600
Vehicles, furniture and equipment,
    and leasehold improvements                   718,500           802,000
                                           --------------   -----------------

                                              11,511,200        11,880,600

Less accumulated depreciation
    and amortization                          (9,882,300)      (10,148,700)
                                           --------------   -----------------

                                          $    1,628,900   $     1,731,900
                                           ==============   =================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2005.

                  Future minimum rental payments under noncancelable operating leases that have remaining terms in excess of one year as of December 31, 1999 are as follows:

                 Year                                Amount
                 ----                          -----------------

                 2000                         $      2,200
                 2001                                2,200
                 2002                                2,200
                 2003                                2,200
                 2004                                2,200
                 Thereafter                          1,700
                                               -----------------

                                              $     12,700
                                               =================

                  Rentals, other than pole rentals, charged to operations amounted to $21,100, $23,200 and $22,100 in 1997, 1998 and 1999, respectively, while pole rental expense approximated $43,600, $44,600 and $45,400 in 1997, 1998 and 1999, respectively.

                  The Venture has granted to Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner and a lender to the Venturers, a security interest in its assets to collateralize the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2.

                  The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. The PBD Joint Venture has continued to provide service in the city of Poplar Bluff and pay franchise fees to the city. On February 8, 2000, the voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

municipally-owned and operated cable system that is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system may be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 1999, there were approximately 4,900 and 1,200 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

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

                  In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

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

                  In the states of Missouri and Illinois, customers have filed punitive class action lawsuits on behalf of all persons residing in the states who are or were customers of the Venture's cable television service, and who have been charged a fee for delinquent payment of their cable bill. The actions challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. At present, the Venture is not able to project the outcome of the actions. All of the Venture's basic subscribers reside in Missouri and Illinois where the claims have been filed.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                          =============================

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Venture's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $1,500 was made during 1999. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1997 or 1998.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Venture. Management fee expense was $279,200, $279,500 and $274,300 in 1997, 1998 and 1999, respectively.

                  In addition to the monthly management fee, the Venture reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the affiliate and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $313,900, $287,500 and $278,400 during 1997, 1998 and
1999, respectively.

                  The Venture also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable systems. The Venture reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Venture for these costs approximated $151,400, $168,500 and $195,600 in 1997, 1998 and 1999, respectively. No management fee is payable to the affiliate by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Venture recorded programming fee expense of $1,262,700, $1,301,800 and $1,355,600 in 1997, 1998
and 1999, respectively. Programming fees are included in service costs in the statements of operations.

                         REPORT OF INDEPENDENT AUDITORS




To the Venturers of
Enstar Cable of Macoupin County  (A Georgia General Partnership)


We have audited the accompanying balance sheets of Enstar Cable of Macoupin County (A Georgia General Partnership) as of December 31, 1998 and 1999, and the related statements of operations, venturers' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles standards generally accepted in the United States.






                                                   /s/   ERNST & YOUNG LLP


Los Angeles, California
March 24, 2000

                         ENSTAR CABLE OF MACOUPIN COUNTY

                                 BALANCE SHEETS

                         ===============================


                                                                                                December 31,
                                                                                    -------------------------------------
                                                                                          1998                1999
                                                                                    -----------------    ----------------
ASSETS:
     Cash and cash equivalents                                                     $      1,283,400     $      1,683,400

     Accounts receivable, less allowance of $3,800 and
       $1,600 for possible losses                                                            37,600               66,600

     Prepaid expenses and other assets                                                       16,000               57,500

     Property, plant and equipment, less accumulated
       depreciation and amortization                                                      1,656,600            1,647,500

     Franchise cost, net of accumulated
       amortization of $17,800 and $27,200                                                   57,400               82,700

     Deferred charges, net                                                                    2,500                1,200
                                                                                    -----------------    ----------------

                                                                                   $      3,053,500     $      3,538,900
                                                                                    =================    ================

                       LIABILITIES AND VENTURERS' CAPITAL
                       ----------------------------------

LIABILITIES:
     Accounts payable                                                              $        174,000     $        106,700
     Due to affiliates                                                                      169,900              116,000
                                                                                    -----------------    ----------------

                  TOTAL LIABILITIES                                                         343,900              222,700
                                                                                    -----------------    ----------------


COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
     Enstar Income Program IV-1, L.P.                                                       903,200            1,105,400
     Enstar Income Program IV-2, L.P.                                                       903,200            1,105,400
     Enstar Income Program IV-3, L.P.                                                       903,200            1,105,400
                                                                                    -----------------    ----------------

                  TOTAL VENTURERS' CAPITAL                                                2,709,600            3,316,200
                                                                                    -----------------    ----------------

                                                                                   $      3,053,500     $      3,538,900
                                                                                    =================    ================

                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS

                         ===============================


                                                                                   Year Ended December 31,
                                                                   ---------------------------------------------------------
                                                                        1997                 1998                1999
                                                                   ----------------    -----------------    ----------------

REVENUES                                                          $      1,975,900    $      2,003,000     $      1,993,600
                                                                   ----------------    -----------------    ----------------

OPERATING EXPENSES:
     Service costs                                                         573,000             626,000              664,300
     General and administrative  expenses                                  149,200             124,700              158,200
     General Partner management fees
       and reimbursed expenses                                             298,700             309,800              291,200
     Depreciation and amortization                                         575,400             344,500              217,800
                                                                   ----------------    -----------------    ----------------

                                                                         1,596,300           1,405,000            1,331,500
                                                                   ----------------    -----------------    ----------------

                  Operating income                                         379,600             598,000              662,100
                                                                   ----------------    -----------------    ----------------

INTEREST INCOME, net                                                        16,100              23,300               49,500
                                                                   ----------------    -----------------    ----------------

NET Income                                                        $        395,700    $        621,300     $        711,600
                                                                   ================    =================    ================

                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

                        ================================

                                                           Enstar             Enstar             Enstar
                                                           Income             Income             Income
                                                           Program            Program            Program
                                                         IV-1, L.P.         IV-2, L.P.         IV-3, L.P.            Total
                                                        --------------     --------------     --------------    ----------------

BALANCE, January 1, 1997                               $      601,700     $      601,700     $      601,700    $      1,805,100

   Distributions to venturers                                 (25,000)           (25,000)           (25,000)            (75,000)
   Net income for year                                        131,900            131,900            131,900             395,700
                                                        --------------     --------------     --------------    ----------------

BALANCE, December 31, 1997                                    708,600            708,600            708,600           2,125,800

   Distributions to venturers                                 (12,500)           (12,500)           (12,500)            (37,500)
   Net income for year                                        207,100            207,100            207,100             621,300
                                                        --------------     --------------     --------------    ----------------

BALANCE, December 31, 1998                                    903,200            903,200            903,200           2,709,600

   Distributions to venturers                                 (35,000)           (35,000)           (35,000)           (105,000)
   Net income for year                                        237,200            237,200            237,200             711,600
                                                        --------------     --------------     --------------    ----------------

BALANCE, December 31, 1999                             $    1,105,400     $    1,105,400     $    1,105,400    $      3,316,200
                                                        ==============     ==============     ==============    ================

                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS

                         ===============================


                                                                                    Year Ended December 31,
                                                                     -------------------------------------------------------
                                                                          1997                1998               1999
                                                                     ----------------    ---------------    ----------------
Cash flows from operating activities:
     Net income                                                     $        395,700    $        621,300   $        711,600
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                       575,400             344,500            217,800
         Increase (decrease) from changes in:
          Accounts receivable, prepaid expenses                             (292,000)            138,700            (70,500)
              and other assets
          Accounts payable and due to affiliates                             158,900             (94,300)          (121,200)
                                                                     ----------------    ---------------    ----------------

             Net cash provided by operating activities                       838,000           1,010,200            737,700
                                                                     ----------------    ---------------    ----------------

Cash flows from investing activities:
     Capital expenditures                                                   (677,900)           (170,900)          (196,400)
     Increase in intangible assets                                           (11,500)            (34,200)           (36,300)
                                                                     ----------------    ---------------    ----------------

             Net cash used in investing activities                          (689,400)           (205,100)          (232,700)
                                                                     ----------------    ---------------    ----------------

Cash flows from financing activities:
     Distributions to venturers                                              (75,000)            (37,500)          (105,000)
                                                                     ----------------    ---------------    ----------------

Net increase in cash and cash equivalents                                     73,600             767,600            400,000

Cash and cash equivalents at beginning of year                               442,200             515,800          1,283,400
                                                                     ----------------    ---------------    ----------------

Cash and cash equivalents at end of year                            $        515,800    $      1,283,400   $      1,683,400
                                                                     ================    ===============    ================

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

                  There are no cash equivalents at December 31, 1999.

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

                  Cable television systems                    5-15 years
                  Vehicles                                       3 years
                  Furniture and equipment                      5-7 years
                  Leasehold improvements                   Life of lease

FRANCHISE COST
                  The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Venture periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Venture is in the process of negotiating the renewal of expired franchise agreements for three of the Venture's seven franchises, which include approximately 32% of the Venture's basic subscribers at December 31, 1999.

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

INCOME TAXES

                  As a partnership, the Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1999, the book basis of the Venture's net assets exceeds its tax basis by $675,200.

                  The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1999 in the financial statements is $63,200 more than tax income of the Venture for the same period, caused principally by timing differences in depreciation expense.

ADVERTISING COSTS

                  All advertising costs are expensed as incurred.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

                  Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a joint venture agreement effective December 30, 1987 among the Ventures, three limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner (the "Corporate General Partner"). The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================

NOTE 2 - JOINT VENTURE MATTERS (Continued)

                  Under the terms of the agreement, the Venturers share equally in profits, losses, allocations, and assets. Capital contributions, as required, are also made equally.

                  On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner. On September 30, 1998, Falcon Holding Group, L.P. ("FHGLP") acquired ownership of the Corporate General Partner from Falcon Cablevision. Simultaneously with the closing of that transaction, FHGLP contributed all of its existing cable television system operations to Falcon Communications, L.P. ("FCLP"), a California limited partnership and successor to FHGLP. FHGLP served as the managing partner of FCLP, and the general partner of FHGLP was Falcon Holding Group, Inc., a California corporation ("FHGI"). On November 12, 1999, Charter Communications Holding Company, LLC, ("Charter"), acquired the ownership of FCLP and the Corporate General Partner. The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Venture and its operations.

NOTE 3 - POTENTIAL SALE OF JOINT VENTURE ASSETS

                  In accordance with the joint venture agreement, the Corporate General Partner has implemented a plan for liquidating the Venture. In connection with that strategy, the Corporate General Partner has entered into an agreement with a cable broker to market the Venture's cable system to third parties. Should the Venture receive offers from third parties for such assets, the Corporate General Partner will prepare a proxy for submission to the limited partners of the Venturers for the purpose of approving or disapproving such sale. Should such a sale be approved, the Corporate General Partner will proceed to liquidate the Venture following the settlement of all its final liabilities. The Corporate General Partner can give no assurance, however, that it will be able to generate a sale of the Venture's cable assets. The financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:

                                                      December 31,
                                            ----------------------------------
                                                 1998                1999
                                            ---------------     ---------------

Cable television systems                 $      3,851,700    $      3,994,700
Vehicles, furniture and equipment
   and leasehold improvements                     216,500             262,600
                                            ---------------     ---------------

                                                4,068,200           4,257,300

   Less accumulated depreciation
   and amortization                            (2,411,600)         (2,609,800)
                                            ---------------     ---------------

                                         $      1,656,600    $      1,647,500
                                            ===============     ===============

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2004.

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999 are as follows:

              Year                                          Amount
           ---------                                     -------------

              2000                                   $          5,800
              2001                                              5,900
              2002                                              5,900
              2003                                              6,000
              2004                                              2,700
                                                         -------------

                                                     $         26,300
                                                         =============

                  Rentals, other than pole rentals, charged to operations approximated $7,700, $8,600 and $8,900 in 1997, 1998 and 1999, respectively, while pole rental expense approximated $16,900, $18,100 and $19,000 in 1997, 1998 and 1999, respectively.

                  Other  commitments  include   approximately  $1.1  million  at
December 31, 1999 to upgrade the Venture's system in the community of Carlinville, Illinois by December 2001.

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

                  In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================

NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                  In the state of Illinois, customers have filed a punitive class action lawsuit on behalf of all persons residing in the state who are or were customers of the Venture's cable television service, and who have been charged a fee for delinquent payment of their cable bill. The action challenges the legality of the processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. At present, the Venture is not able to project the outcome of the action. All of the Venture's basic subscribers reside in Illinois where the claim has been filed.

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Venture's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $1,500 was made during 1999. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1997 or 1998.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $79,000, $80,200 and $79,800 in 1997, 1998 and 1999, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner. This fee approximated $19,800, $20,000 and $19,900 in 1997, 1998 and 1999, respectively.

                  The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $199,900, $209,600 and $191,500 during 1997, 1998 and 1999, respectively.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                         ===============================

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

                  The Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable system. The Venture reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Venture for these costs approximated $20,000, $4,600 and $5,800 in 1997, 1998 and 1999, respectively. No management fee is payable to the affiliates by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Venture for these costs based on its costs. Programming fee expense was $433,300, $474,500 and $507,500 in 1997, 1998 and 1999, respectively.
Programming fees are included in service costs in the statements of operations.

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

10.16 Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Holding Group, Inc. dated as of October 1, 1988.(4)

10.17 Amendment No. 2 to Revolving Credit and Term Loan Agreement dated September 23, 1986 between Enstar Income Program IV-1 and Rhode Island Hospital Trust National Bank, dated January 18, 1989.(5)

10.18 Amendment No. 3 to Revolving Credit and Term Loan Agreement dated September 23, 1986 between Enstar Income Program IV-1 and Rhode Island Hospital Trust National Bank, dated June 15, 1990.(5)

10.19    Loan  Agreement   between   Enstar  Income   Program  IV-1,   L.P.  and
         Kansallis-Osake-Pankki, dated December 9, 1993.(6)

10.20 Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993.(7)

10.21 Loan Agreement between Enstar Income Program IV-1, L.P. and Enstar Finance Company, LLC, dated September 30, 1997.(8)

10.22    Franchise   Ordinance  and  related   documents   thereto   granting  a
         non-exclusive community antenna television system franchise for the City of Auburn, IL.(8)

10.23 A resolution of the City of Carlinville, Illinois extending the Cable Television Franchise of Enstar Cable of Macoupin County. Adopted December 1, 1997. (9)

10.24 An agreement by the City of Mt. Carmel, Illinois extending the Cable Television Franchise of Enstar IV/PBD Systems Venture, dated December 8, 1997. (9)

10.25    Franchise   Ordinance   granting  a  non-exclusive   community  antenna
         television system franchise for the City of Carlinville, IL. (10)

21.1 Subsidiaries: Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County.

27.1     Financial Data Schedule.

                                  EXHIBIT INDEX



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

(10) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1998.