Form 10-K405
period 2000-12-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 2001-04-02
CIK 783763

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to _________

                  Commission File Number 0-15705

                        ENSTAR INCOME PROGRAM IV-1, L.P.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    GEORGIA                                  58-1648322
   ----------------------------------------             ----------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

       12444 POWERSCOURT DR., SUITE 100
              ST. LOUIS, MISSOURI                               63131
   ----------------------------------------             ----------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (314) 965-0555
                                                        ----------------------
                                                                  NONE

Securities registered pursuant to Section 12 (b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act


                                                        Name of each exchange
              Title of each Class                       on which registered
              -------------------                      ---------------------

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

================================================================================
                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

         Enstar Income Program IV-1, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on October 16, 1985. The general partners of the Partnership are Enstar Communications Corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

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

         In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Joint Ventures, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Ventures' cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois, and Dexter, Missouri, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $7,579,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

         On September 29, 2000, Enstar IV/PBD Systems Venture (the "PBD Joint Venture") entered into a purchase and sale agreement (the "Gans III Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans III Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable systems serving Poplar Bluff, Missouri.

         The aggregate purchase price payable to the PBD Joint Venture pursuant to the Gans III Agreement is $5,522,400 in cash (subject to normal closing adjustments). Of that amount, $2,761,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price was assigned by the Buyer.

         Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.


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

         Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

o broadcast television signals of local network, independent and educational stations

o a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN

o    various satellite-delivered, non-broadcast channels, such as

     -    Cable News Network, or "CNN"

     -    MTV: Music Television, or "MTV"

     -    The USA Network

     -    ESPN

     -    Turner Network Television, or "TNT" and

     -    The Disney Channel

o programming originated locally by the cable television system, such as public, educational and government access programs, and

o information displays featuring news, weather, stock market and financial reports, and public service announcements.

         For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

         The Chief Executive Officer of the Corporate General Partner is Jerald
L. Kent. The principal executive offices of the Partnership and the Corporate General Partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

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

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992, or the "1992 Cable Act," by the FCC has had a negative impact on our revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996. Among other changes, the 1996 Telecommunications Act caused the regulation of certain cable programming service tier rates to terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Capital Expenditures

         As noted in "Technological Developments," 69% of our subscribers are served by cable television systems with no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, in the event we are not able to sell our cable television systems to a third-party, significant amounts of capital for future upgrades will be required in order to increase available channel capacity in those systems, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that our cable television systems remain competitive within the industry.

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

         The Macoupin Joint Venture completed the rebuild of its cable system in Auburn, Illinois, and surrounding communities in 1999 at an estimated total cost of approximately $1,471,100, including approximately $42,000 in 1999 to complete the project. The Macoupin Joint Venture also is required by a provision of its franchise agreement with the city of Carlinville, Illinois, to upgrade its cable system in the community by December 2001 at an estimated cost of $1.0 million. Construction is scheduled to begin in 2001. Additionally, the Macoupin Joint Venture expects to upgrade its cable plant in Girard, Illinois, in the future at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard may require completion of the upgrade within two years. The PBD Joint Venture expects to upgrade its Mt. Carmel, Illinois, and Poplar Bluff, Missouri, cable systems beginning in 2001 for approximately $1.3 million and $6.2 million, respectively, provided franchise renewals are obtained and adequate funds are available. The franchise agreement with Mt. Carmel, Illinois, requires completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri, includes a similar requirement. Capital expenditures for 2000 by the Macoupin Joint Venture and PBD Joint Venture were approximately $77,000 and $3,090,000, respectively. Other capital expenditures planned for 2001 for similar improvements are approximately $1,110,000 and $5,166,000, respectively. As discussed in prior reports, the Joint Ventures postponed a number of rebuild and upgrade projects because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Joint Ventures' business and access to capital. As a result, a majority of the Joint Ventures' systems are significantly less technically advanced than had been expected prior to the implementation of reregulation. In the event we are not able to sell our cable television systems to a third party, the Partnership expects to use cash flow from the operations of the Joint Ventures and any future borrowings it may be able to obtain for the rebuild and upgrade of the Joint Ventures' systems. These rebuild requirements will most likely negatively impact any offers the Joint Ventures receive for their cable television systems. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DESCRIPTION OF THE JOINT VENTURES' SYSTEMS

         The table below sets forth certain operating statistics for the Joint Ventures' cable systems as of December 31, 2000.

                                                                                                 Average
                                                                                                 Monthly
                                                                   Premium                       Revenue
                          Homes        Basic          Basic        Service       Premium        Per Basic
System                  Passed(1)   Subscribers   Penetration(2)   Units(3)  Penetration(4)   Subscriber(5)
------                  ---------   -----------   --------------   --------  --------------   -------------
Enstar IV/PBD
  Systems Venture:

Poplar Bluff, MO          15,614        10,137          64.9%        2,843        28.0%         $ 36.29

Mt. Carmel, IL             3,327         2,250          67.6%          675        30.0%         $ 38.72
                          ------        ------                       -----
Total                     18,941        12,387          65.4%        3,518        28.4%         $ 36.73
                          ======        ======                       =====
Enstar Cable of
  Macoupin County:

Macoupin, IL               6,749         4,458          66.1%        1,348        30.2%         $ 37.44

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

     (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

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

         At December 31, 2000, the Joint Ventures' monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $22.39 to $25.20 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Joint Ventures' marketing programs. A one-time installation fee, which the Joint Ventures may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Ventures charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Ventures offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         The various personnel required to operate the Joint Ventures' businesses are employed by the Joint Ventures, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2000, the PBD Joint Venture had eight employees, the cost of which is charged directly to the PBD Joint Venture. The Macoupin Joint Venture had no employees. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Joint Ventures for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Joint Ventures' business are employed by affiliates of the Corporate General Partner. The cost of such employment is allocated and charged to the Joint Ventures. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

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

PROGRAMMING

         The Joint Ventures purchase basic and premium programming for their systems from Charter. In turn, Charter charges the Joint Ventures for these costs at its costs which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Joint Ventures for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Joint Ventures' cable television systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Joint Ventures' management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurance can be given that its, and correspondingly the Joint Ventures', programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

         PBD Joint Venture

         As of December 31, 2000, the PBD Joint Venture operated cable systems in four franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the PBD Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the PBD Joint Ventures' cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2000.

                                                Number of          Percentage of
      Year of                Number of            Basic               Basic
Franchise Expiration         Franchises         Subscribers         Subscribers
--------------------         ----------         -----------        -------------
Prior to 2002                     3                9,751                78.7%
2002 - 2006                       -                    -                  -
2007 and after                    1                2,636                21.3%
                             ----------         -----------        -------------
Total                             4               12,387               100.0%
                             ==========         ===========        =============

         As of December 31, 2000, the franchise agreements have expired in three of the PBD Joint Venture's franchise areas where it serves 7,715 basic subscribers. The PBD Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities. The PBD Joint Venture operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the PBD Joint Venture believes no franchise is necessary. In the aggregate, approximately 2,036 customers, comprising approximately 16% of the PBD Joint Venture's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the PBD Joint Venture's clustering strategy.

         The franchise agreement with the city of Poplar Bluff, Missouri, expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system may be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 2000, there were approximately 5,014 and 1,014 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

         Macoupin Joint Venture

         As of December 31, 2000, the Macoupin Joint Venture operated a cable system in seven franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Macoupin Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of the Macoupin Joint Venture's cable television system by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 2000.

                                                   Number of      Percentage of
      Year of                   Number of           Basic            Basic
Franchise Expiration            Franchises        Subscribers      Subscribers
--------------------            ----------        -----------     --------------
Prior to 2002                       3                1,438            32.3%
2002-2006                           4                3,020            67.7%
                                ----------        -----------     --------------
Total                               7                4,458           100.0%
                                ==========        ===========     ==============

         As of December 31, 2000, the franchise agreements have expired in three of the Macoupin Joint Venture's franchise areas where it serves 1,438 basic subscribers. The Macoupin Joint Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Joint Venture's clustering strategy. The Joint Venture has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with its franchising authorities.

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

         Key competitors today include:

         BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video.

         DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

         If we expand our offerings to include Internet and other telecommunications services, we will be subject to competition from other telecommunications providers. The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, local exchange carriers and others may result in providers capable of offering cable television, Internet and telecommunications services in direct competition with us.

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

         SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

         WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

         Although the FCC has established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

         As of December 31, 2000, approximately 9% of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that localities served by the systems may choose to certify and regulate rates in the future.

         The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

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

         INTERNET SERVICE. Although there is at present no significant federal regulation of cable system delivery of Internet services, and the FCC recently issued several reports finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of

Internet services. In particular, proposals have been advanced at the FCC and Congress that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers also are attempting to use existing modes of access that are commercially leased to gain access to cable system delivery. A petition on this issue is now pending before the FCC. Finally, some local franchising authorities are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfers. A federal district court in Portland, Oregon, recently upheld the legal ability of local franchising authorities to impose such conditions, but an appeal was filed with the Ninth Circuit Court of Appeals, oral argument has been held and the parties are awaiting a decision. Other local authorities have imposed or may impose mandatory Internet access requirements on cable operators. These developments could, if they become widespread, burden the capacity of cable systems and complicate our own plans for providing Internet service.

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

         OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o    equal employment opportunity,

o    subscriber privacy,

o    programming practices, including, among other things,

     (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

     (2)  network program non-duplication,

     (3)  local sports blackouts,

     (4)  indecent programming,

     (5)  lottery programming,

     (6)  political programming,

     (7)  sponsorship identification,

     (8)  children's programming advertisements, and

     (9)  closed captioning,

o    registration of cable systems and facilities licensing,

o    maintenance of various records and public inspection files,

o    aeronautical frequency usage,

o    lockbox availability,

o    antenna structure notification,

o    tower marking and lighting,

o    consumer protection and customer service standards,

o    technical standards,

o    consumer electronics equipment compatibility, and

o    emergency alert systems.

         The FCC recently ruled that cable customers must be allowed to purchase cable converters from third parties and established a multi-year phase-in during which security functions, which would remain in the operator's exclusive control, would be unbundled from basic converter functions, which could then be satisfied by third-party vendors.

         The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

         COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

         STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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

         Under the 1996 Telecommunications Act, cable operators are not required to obtain franchises for the provision of telecommunications services, and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of such services. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal or a franchise transfer. The 1996 Telecommunications Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

         While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,307 as of December 31, 2000. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

         The Partnership began making periodic cash distributions to limited partners from operations during 1986 and distributed $504,800 ($12.50 per unit) in each of 1998, 1999 and 2000. The distributions were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures. The Partnership will continue to determine its ability to pay distributions on a quarter-by-quarter basis. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Our ability to pay distributions in the future, the actual level of any such distributions and the continuance of distributions if commenced, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, the sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions, if any. The Partnership's loan facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to
1. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Partnership, Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County for the five years ended December 31, 2000. This data should be read in conjunction with the Partnership's and Joint Ventures' financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.  THE PARTNERSHIP

                                                                                   Year Ended December 31
                                                         -------------------------------------------------------------------------
                                                            1996            1997            1998            1999            2000
                                                         ---------      -----------      ----------      ----------      ---------
OPERATIONS STATEMENT DATA
   Costs and expenses                                    $ (33,800)     $   (49,100)     $  (33,700)     $  (45,300)     $(101,900)
   Interest expense                                       (119,900)        (110,000)        (36,500)        (34,200)        (8,900)
   Interest income                                          20,500            9,400             600             100          7,600
   Other                                                      --               --              --              --           (8,100)
   Equity in net  income of  Enstar  IV/PBD  Systems
     Venture                                               627,400        1,001,100       1,039,500         920,800        850,000
   Equity in net income of
     Enstar Cable of Macoupin County                       123,500          131,900         207,100         237,200        223,000
                                                         ---------      -----------      ----------      ----------      ---------
   Net income                                            $ 617,700      $   983,300      $1,177,000      $1,078,600      $ 961,700
                                                         =========      ===========      ==========      ==========      =========

   Distributions to partners                             $ 504,800      $   504,800      $  504,800      $  504,800      $ 504,800
                                                         =========      ===========      ==========      ==========      =========
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
   Net income                                            $   15.30      $     24.35      $    29.14      $    26.71      $   23.81
                                                         =========      ===========      ==========      ==========      =========

   Distributions                                         $   12.50      $     12.50      $    12.50      $    12.50      $   12.50
                                                         =========      ===========      ==========      ==========      =========
OTHER OPERATING DATA

   Net cash from operating activities                    $ (71,700)     $  (107,400)     $  (66,800)     $  (66,100)     $ 474,600
   Net cash from investing activities                      980,000        1,380,000         460,200         568,500        138,000
   Net cash from financing activities                     (504,800)      (1,562,000)       (506,600)       (504,800)      (508,600)

                                                                                     As of December 31
                                                         --------------------------------------------------------------------------
                                                            1996            1997            1998            1999            2000
                                                         ----------      ----------      ----------      ----------      ----------
BALANCE SHEET DATA
  Total assets                                           $2,812,000      $2,291,300      $2,953,700      $3,527,700      $4,556,700
  Total debt                                              1,008,900            --              --              --              --
  General partners' deficit                                 (65,500)        (60,700)        (53,900)        (48,100)        (43,500)
  Limited partners' capital                               1,843,900       2,317,600       2,983,000       3,551,000       4,003,300

II.  ENSTAR IV/PBD SYSTEMS VENTURE

                                                                         Year Ended December 31
                                           -----------------------------------------------------------------------------------
                                               1996              1997             1998              1999              2000
                                           -----------       -----------       -----------       -----------       -----------
OPERATIONS STATEMENT DATA
   Revenues                                $ 5,428,600       $ 5,584,600       $ 5,589,000       $ 5,485,400       $ 5,349,500
   Costs and expenses                       (3,194,100)       (3,210,100)       (3,152,000)       (3,257,600)       (3,446,800)
   Depreciation and amortization            (1,013,000)         (475,500)         (449,700)         (494,100)         (375,900)
                                           -----------       -----------       -----------       -----------       -----------
   Operating income                          1,221,500         1,899,000         1,987,300         1,733,700         1,526,800
   Interest income, net                         34,800           103,200            88,000           107,900           205,200
   Gain (loss) on sale of cable assets          (1,500)             --               3,700              --                --
   Other                                          --                --                --                --             (32,000)
                                           -----------       -----------       -----------       -----------       -----------
   Net income                              $ 1,254,800       $ 2,002,200       $ 2,079,000       $ 1,841,600       $ 1,700,000
                                           ===========       ===========       ===========       ===========       ===========

   Distributions to venturers              $ 1,260,000       $ 2,710,000       $   895,400       $ 1,067,000       $   150,000
                                           ===========       ===========       ===========       ===========       ===========
OTHER OPERATING DATA

   Net cash from operating activities      $ 2,180,800       $ 2,644,200       $ 2,517,400       $ 1,879,600       $ 3,845,100
   Net cash from investing activities         (265,800)         (255,800)         (349,000)         (587,700)       (3,091,400)
   Net cash from financing activities       (1,260,000)       (2,710,000)         (895,400)       (1,067,000)         (150,000)
   EBITDA (1)                                2,234,500         2,374,500         2,437,000         2,227,800         1,902,700
   EBITDA to revenues                             41.2%             42.5%             43.6%             40.6%             35.6%
   Capital expenditures                    $   190,300       $   215,600       $   326,300       $   580,800       $ 3,091,400

                                                                         As of December 31
                                           -----------------------------------------------------------------------------------
                                               1996              1997             1998              1999              2000
                                           ----------        ----------        ----------        ----------        ----------
BALANCE SHEET DATA
  Total assets                             $ 4,224,300       $ 3,558,400       $ 4,736,900       $ 5,215,900       $ 8,490,900
  Venturers' capital                         3,538,800         2,831,000         4,014,600         4,789,200         6,339,200

III.  ENSTAR CABLE OF MACOUPIN COUNTY

                                                                       Year Ended December 31
                                          -----------------------------------------------------------------------------------
                                             1996               1997              1998             1999              2000
                                          -----------       -----------       -----------       -----------       -----------
OPERATIONS STATEMENT DATA
   Revenues                               $ 1,870,600       $ 1,975,900       $ 2,003,000       $ 1,993,600       $ 1,979,600
   Costs and expenses                        (898,300)       (1,020,900)       (1,060,500)       (1,113,700)       (1,201,500)
   Depreciation and amortization             (614,400)         (575,400)         (344,500)         (217,800)         (222,900)
                                          -----------       -----------       -----------       -----------       -----------
   Operating income                           357,900           379,600           598,000           662,100           555,200
   Interest income, net                        12,000            16,100            23,300            49,500           116,600
   Gain on sale of cable assets                   600              --                --                --                --
   Other                                         --                --                --                --              (2,800)
                                          -----------       -----------       -----------       -----------       -----------
   Net income                             $   370,500       $   395,700       $   621,300       $   711,600       $   669,000
                                          ===========       ===========       ===========       ===========       ===========

   Distributions to venturers             $ 1,050,000       $    75,000       $    37,500       $   105,000       $   189,000
                                          ===========       ===========       ===========       ===========       ===========
OTHER OPERATING DATA

   Net cash from operating activities     $   860,200       $   838,000       $ 1,010,200       $   737,700       $   833,100
   Net cash from investing activities        (439,800)         (689,400)         (205,100)         (232,700)          (79,400)
   Net cash from financing activities      (1,050,000)          (75,000)          (37,500)         (105,000)         (189,000)
   EBITDA(1)                                  972,300           955,000           942,500           879,900           778,100
   EBITDA to revenues                            52.0%             48.3%             47.1%             44.1%             39.3%
   Capital expenditures                       411,200           677,900           170,900           196,400            77,400

                                                                      As of December 31
                                          -----------------------------------------------------------------------------------
                                             1996               1997              1998             1999              2000
                                          ----------        ----------        ----------        ----------        -----------
BALANCE SHEET DATA
  Total assets                            $ 2,084,400       $ 2,564,000       $ 3,053,500       $ 3,538,900       $ 3,938,800
  Venturers' capital                        1,805,100         2,125,800         2,709,600         3,316,200         3,796,200

------
     (1) EBITDA is calculated as operating income before depreciation and amortization. Based on their experience in the cable television industry, the Joint Ventures believe that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instrument of the Partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Joint Ventures' financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Joint Ventures' definition of EBITDA may not be identical to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The 1992 Cable Act required the Federal Communications Commission to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flow. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         THE PARTNERSHIP

         As discussed above, all of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $460,200, $568,500 and $138,000 to us, representing our pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 1998, 1999 and 2000, respectively. We distributed $504,800 to our partners in each of 1998, 1999 and 2000.

         Interest expense decreased from $34,200 to $8,900, or by 74.0%, for the year ended December 31, 2000, compared to 1999, and from $36,500 to $34,200, or by 6.3%, for the year ended December 31, 1999, compared to 1998. The decrease in 2000 compared to 1999 was primarily due to the reclassification of certain bank charges from interest expense to general and administrative expense. The decrease in 1999 compared to 1998 resulted from a decrease in commitment fees due to a reduction in our credit facility on November 12, 1999. See "Liquidity and Capital Resources" below.

         THE PBD JOINT VENTURE

         2000 COMPARED TO 1999

         The Joint Venture's revenues decreased from $5,485,400 to $5,349,500, or by 2.5%, for the year ended December 31, 2000, as compared to 1999. Of the $135,900 decrease, $244,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $16,800 was due to a decrease in other revenue producing items. These decreases were partially offset by a $125,700 increase due to increases in regulated service rates that were implemented by the Joint Venture in 2000. As of December 31, 2000, the Joint Venture had approximately 12,387 basic subscribers and 3,518 premium service units.

         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $3,257,600 to $3,446,800, or by 5.8% for the year ended December 31, 2000, as compared to 1999.

         Service costs decreased from $1,846,300 to $1,705,500, or by 7.6%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

         General and administrative expenses decreased from $858,600 to $723,000, or by 15.8%, for the year ended December 31, 2000, as compared to 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

         Management fees and reimbursed expenses increased from $552,700 to $1,018,300, or by 84.2%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as discussed above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

         Depreciation and amortization expense decreased from $494,100 to $375,900, or by 23.9%, for the year ended December 31, 2000, as compared to 1999, due to certain tangible assets becoming fully depreciated.

         Due to the factors described above, the Joint Venture's operating income decreased from $1,733,700 to $1,526,800, or by 11.9%, for the year ended December 31, 2000, as compared to 1999.

         Interest income, net of interest expense, increased from $107,900 to $205,200, or by 90.2%, for the year ended December 31, 2000, as compared to 1999. The increase was primarily due to higher average cash balances available for investment and to the reclassification of certain bank charges from interest expense to general and administrative expense.

         Our other expenses of $32,000 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of the Joint Venture's assets.

         Due to the factors described above, the Joint Venture's net income decreased from $1,841,600 to $1,700,000, or by 7.7%, for the year ended December 31, 2000, as compared to 1999.

         EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 40.6% during 1999 to 35.6% in 2000. Due to the factors described above, EBITDA decreased from $2,227,800 to $1,902,700, or by 14.6%, as a result.

         1999 COMPARED TO 1998

         The Joint Venture's revenues decreased from $5,589,000 to $5,485,400, or by 1.9%, for the year ended December 31, 1999, as compared to 1998. Of the $103,600 decrease, $232,300 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. These decreases were partially offset by a $104,400 increase due to increases in regulated service rates that were implemented by the Joint Venture in 1999 and a $24,300 increase in other revenue producing items. As of December 31, 1999, the Joint Venture had approximately 12,600 basic subscribers and 3,100 premium service units.

         Service costs decreased from $1,848,000 to $1,846,300, or by less than 1.0%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to increases in capitalization of labor and overhead costs resulting from more capital projects in 1999. The decrease was largely offset by higher programming fees, which increased due to increases in rates charged by program suppliers.

         General and administrative expenses increased from $737,000 to $858,600, or by 16.5%, for the year ended December 31, 1999, as compared to 1998. The increase was attributable to increases in insurance premiums, personnel costs and professional fees, primarily legal fees.

         Management fees and reimbursed expenses decreased from $567,000 to $552,700, or by 2.5%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased in 1999 due to lower allocated personnel costs.

         Depreciation and amortization expense increased from $449,700 to $494,100, or by 9.9%, for the year ended December 31, 1999, as compared to 1998, due to an increase in plant asset additions.

         Operating income decreased from $1,987,300 to $1,733,700, or by 12.8%, for the year ended December 31, 1999, as compared to 1998, primarily due to decreased revenues and increased programming expense and professional fees as discussed above.

         Interest income, net of interest expense, increased from $88,000 to $107,900, or by 22.6%, for the year ended December 31, 1999, as compared to 1998. The increase was primarily due to higher average cash balances available for investment.

         Due to the factors described above, the Joint Venture's net income decreased from $2,079,000 to $1,841,600, or by 11.4%, for the year ended December 31, 1999, as compared to 1998.

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

         DISTRIBUTIONS MADE BY THE PBD JOINT VENTURE

         The PBD Joint Venture distributed $895,400, $1,067,000 and $150,000 equally between its two partners during 1998, 1999 and 2000, respectively.

         THE MACOUPIN JOINT VENTURE

         2000 COMPARED TO 1999

         The Joint Venture's revenues decreased from $1,993,600 to $1,979,600, or by less than 1.0%, for the year ended December 31, 2000, as compared to 1999. Of the $14,000 decrease, $98,400 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $10,400 was due to a decrease in other revenue producing items. These decreases were partially offset by a $94,800 increase due to increases in regulated service rates that were implemented by the Joint Venture in 1999. As of December 31, 2000, the Joint Venture had approximately 4,458 basic subscribers and 1,348 premium service units.

         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Joint Venture and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Joint Venture based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Joint Venture's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased from $1,113,700 to $1,201,500 or by 7.9%, for the year ended December 31, 2000, as compared to 1999.

         Service costs increased from $664,300 to $669,500, or by less than 1%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Joint Venture prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Joint Venture, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

         General and administrative expenses increased from $158,200 to $218,100, or by 37.9%, for the year ended December 31, 2000, as compared to 1999. The increase was due to an increase in bad debt expense and in costs associated with customer billings.

         Management fees and reimbursed expenses increased from $291,200 to $313,900, or by 7.8%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as discussed above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Joint Venture. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

         Depreciation and amortization expense increased from $217,800 to $222,900, or by 2.3%, for the year ended December 31, 2000, as compared to 1999, due to an increase in capital expenditures for cable system upgrades.

         Due to the factors described above, the Joint Venture's operating income decreased from $662,100 to $555,200, or by 16.1%, for the year ended December 31,1999.

         Interest income, net of interest expense, increased from $49,500 to $116,600, or by 135.6%, for the year ended December 31, 2000, as compared to 1999. The increase was primarily due to higher average cash balances available for investment and the reclassification of certain bank charges from interest expense to general and administrative expense.

         Our other expenses of $2,800 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of the Joint Venture's assets.

         Due to the factors described above, the Joint Venture's net income decreased from $711,600 to $669,000, or by 6.0%, for the year ended December 31, 2000, as compared to 1999.

         EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues decreased from 44.1% in 1999 to 39.3% in 2000. Due to the factors described above, EBITDA decreased from $879,900 to $778,100, or by 11.6%, as a result.

         1999 COMPARED TO 1998

         The Joint Venture's revenues decreased from $2,003,000 to $1,993,600, or by less than 1.0%, for the year ended December 31, 1999, as compared to 1998. Of the $9,400 decrease, $28,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $2,300 was due to a decrease in other revenue producing items. These decreases were partially offset by a $21,600 increase due to increases in regulated service rates that were implemented by the Joint Venture in 1999. As of December 31, 1999, the Joint Venture had approximately 4,700 basic subscribers and 1,100 premium service units.

         Service costs increased from $626,000 to $664,300, or by 6.1%, for the year ended December 31, 1999, as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming expense and lower capitalization of labor and overhead costs resulting from fewer capital projects in 1999. Programming expense increased as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $124,700 to $158,200, or by 26.9%, for the year ended December 31, 1999, as compared to 1998. The increase was primarily due to higher insurance premiums and customer billing expense.

         Management fees and reimbursed expenses decreased from $309,800 to $291,200, or by 6.0%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as discussed above. Reimbursed expenses decreased in 1999 due to lower allocated personnel costs and telephone expenses.

         Depreciation and amortization expense decreased from $344,500 to $217,800, or by 36.8%, for the year ended December 31, 1999, as compared to 1998, due to the effect of certain tangible assets becoming fully depreciated and certain intangible assets becoming fully amortized.

         Operating income increased from $598,000 to $662,100, or by 10.7%, for the year ended December 31, 1999, as compared to 1998, primarily due to decreased depreciation and amortization as discussed above.

         Interest income, net of interest expense, increased from $23,300 to $49,500 for the year ended December 31, 1999, as compared to 1998. The increase was primarily due to higher average cash balances available for investment.

         Due to the factors described above, the Joint Venture's net income increased from $621,300 to $711,600, or by 14.5%, for the year ended December 31, 1999, as compared to 1998.

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

         DISTRIBUTIONS TO PARTNERS

         The Macoupin Joint Venture distributed $37,500, $105,000 and $189,000 equally among its three partners in 1998, 1999 and 2000, respectively.

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

         In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Joint Ventures, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Ventures' cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois, and Dexter, Missouri, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $7,579,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

         On September 29, 2000, Enstar IV/PBD Systems Venture (the "PBD Joint Venture"), entered into a purchase and sale agreement (the "Gans III Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans III Agreement provides for the Buyer to acquire the assets comprising the Partnership's cable systems serving Popular Bluff, Missouri.

         The aggregate purchase price payable to the PBD Joint Venture pursuant to the Gans III Agreement is $5,522,400 in cash (subject to normal closing adjustments). Of that amount, $2,761,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price was assigned by the Buyer.

         Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transactions is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

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

         The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois, to upgrade its cable system in that community by December 2001 at an estimated cost of $1.1 million, and plans to upgrade its cable plant in Girard, Illinois, at an estimated cost of approximately $1.0 million provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The Macoupin Joint Venture is budgeted to spend approximately $1,110,000 in 2001 for the improvement and upgrade of other assets. The PBD Joint Venture will upgrade its Mt. Carmel, Illinois, and Poplar Bluff, Missouri, cable systems at an estimated cost of approximately $1.3 million and $6.2 million respectively, provided franchise renewals are obtained and adequate funds are available. Although both franchise agreements are still under negotiation, the PBD Joint Venture anticipates that each will require an upgrade. The franchise agreement with Mt. Carmel, Illinois, is expected to require completion of the upgrade within 24 months. The agreement under negotiation with Poplar Bluff, Missouri, may include a similar requirement. The PBD Joint Venture is budgeted to spend approximately $5,166,000 in 2001 for the improvement and upgrade of other assets. The Macoupin Joint Venture and PBD Joint Venture spent approximately $77,000 and $3,090,000, respectively, in the year ended December 31, 2000, on its cable systems.

         The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a municipally owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 2000, there were approximately 5,014 and 1,104 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

         We believe that cash generated by operations of the Joint Ventures, together with available cash, will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2001 and beyond. As a result, the Joint Ventures intend to use their cash for such purposes.

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

         The Partnership paid distributions totaling $504,800 during the year ended December 31, 2000. However, there can be no assurance regarding the level, timing or continuation of future distributions.

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

         In October 1998, Falcon Communications, L.P. reinstated third-party insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by Falcon Communications, L.P. through November 12, 1999, and currently managed by Charter, including those of the Joint Ventures.

         Approximately 86% of the Joint Ventures' subscribers are served by their systems in Poplar Bluff, Missouri, and Carlinville, Illinois, and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         2000 VS. 1999

         Operating activities provided $540,700 more cash during 2000 than in 1999. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors provided $572,400 more cash in 2000 due to differences in the timing of payments.

         Investing activities used $430,500 less cash in 2000 than in 1999 due to an decrease in distributions from the Joint Ventures. We used $3,800 more cash in financing activities in 2000 due to payments of deferred loan costs related to the Partnership's loan facility.

         1999 VS. 1998

         Operating activities used $700 less cash during 1999 than in 1998. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors provided $10,500 more cash in 1999 due to differences in the timing of payments.

         Investing activities provided $108,300 more cash in 2000 than in 1999 due to an increase in distributions from the Joint Ventures. We used $1,800 less cash in financing activities in 1999 due to decreases in the payment of deferred loan costs related to the Partnership's loan facility.

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

         Previously reported in Current Report on Form 8-K, filed on July 18, 2000.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The general partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the individual general partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as individual general partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2000, the Corporate General Partner managed cable systems serving approximately 76,046 basic subscribers.

                  Following the acquisition of the Corporate General Partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the Corporate General Partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:

NAME                                  POSITION
Jerald L. Kent                        Director, President and Chief Executive Officer

David C. Andersen                     Senior Vice President - Communications

David G. Barford                      Executive Vice President and Chief Operating Officer

Mary Pat Blake                        Senior Vice President - Marketing and Programming

Eric A. Freesmeier                    Senior Vice President - Administration

Thomas R. Jokerst                     Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf                      Executive Vice President and Chief Financial Officer

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

Michael E. Riddle                     Senior Vice President and Chief Information Officer

Steven A. Schumm                      Executive Vice President, Assistant to the President

Curtis S. Shaw                        Senior Vice President, General Counsel and Secretary

Steven E. Silva                       Senior Vice President - Corporate Development and Technology

James (Trey) H. Smith, III            Senior Vice President of Operations - Western Division

                  Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

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

                  For the fiscal year ended December 31, 2000, Enstar Cable charged the Joint Ventures management fees of approximately $346,700. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $19,800 in respect of its 1% special interest. The Joint Ventures also reimbursed Enstar Cable, Charter and its affiliates approximately $965,700 for system operating management services. In addition, programming services were purchased through Charter. The Joint Ventures paid Charter approximately $1,465,600 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

     The general partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The Partnership believes that no person beneficially owns more than 5% of the units. The Corporate General Partner is a wholly owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

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


(b)                   Reports on Form 8-K

                      None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                        By:      Enstar Communications Corporation,
                                 Corporate General Partner

                        By:      /s/   Jerald L. Kent
                                ---------------------
                                Jerald L. Kent
                                Director, President and
                                Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.


             Signatures                            Title(*)
----------------------------   -------------------------------------------------


        /s/ Jerald L. Kent      Director, President and Chief Executive Officer
        ------------------      (Principal Executive Officer)
        Jerald L. Kent


        /s/ Kent D. Kalkwarf    Executive Vice President and Chief Financial
        --------------------    Officer
        Kent D. Kalkwarf       (Principal Financial Officer and
                                 Principal Accounting Officer)



(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                          PAGE
                                                            ----------------------------------------------------------------
                                                             Enstar Income            Enstar IV/PBD            Enstar Cable
                                                                Program                  Systems                of Macoupin
                                                               IV-1, L.P.                Venture                   County
                                                             --------------          ---------------           -- ----------

Report of Independent Public Accountants                          F-2                      F-12                    F-24

Balance Sheet as of December 31, 2000                             F-3                      F-13                    F-25

Financial Statements for the year ended December 31, 2000:

     Statement of Operations                                      F-4                      F-14                    F-26

     Statement of Partnership/Venturers' Capital
       (Deficit)                                                  F-5                      F-15                    F-27

     Statement of Cash Flows                                      F-6                      F-16                    F-28

Notes to Financial Statements                                     F-7                      F-17                    F-29

Report of Independent Auditors                                    F-36                     F-46                    F-58

Balance Sheet - December 31, 1999                                 F-37                     F-47                    F-59

Financial Statements for each of the two years in the period ended December 31, 1999:

     Statements of Operations                                     F-38                     F-48                    F-60

     Statements of Partnership/Venturers' Capital
       (Deficit)                                                  F-39                     F-49                    F-61

     Statements of Cash Flows                                     F-40                     F-50                    F-62

Notes to Financial Statements                                     F-41                     F-51                    F-63


All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Enstar Income Program IV-1, L.P.:

We have audited the accompanying balance sheet of Enstar Income Program IV-1, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-1, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                      BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS

ASSETS:
   Cash and cash equivalents                                                                              $    105,700
   Prepaid expenses                                                                                              1,900
   Deferred financing costs, net                                                                                14,100
                                                                                                          ------------
                                                                                                               121,700
                                                                                                          ------------
   Equity in net assets of joint ventures-
     Enstar IV/PBD Systems Venture                                                                           3,169,600
     Enstar Cable of Macoupin County                                                                         1,265,400
                                                                                                          ------------
                                                                                                             4,435,000
                                                                                                          ------------
                                                                                                           $ 4,556,700
                                                                                                          ============


                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities                                                                                   $      33,400
   Due to affiliates                                                                                           563,500
                                                                                                         -------------
           Total liabilities                                                                                   596,900
                                                                                                         -------------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                            (43,500)
   Limited partners                                                                                          4,003,300
                                                                                                         -------------
          Total partnership capital                                                                          3,959,800
                                                                                                         -------------
                                                                                                           $ 4,556,700
                                                                                                         =============


         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

OPERATING EXPENSES:
   General and administrative expenses                                                                   $     (89,100)
   Amortization                                                                                                (12,800)
                                                                                                         -------------
           Operating loss                                                                                     (101,900)
                                                                                                         -------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                               7,600
   Interest expense                                                                                             (8,900)
   Other expense                                                                                                (8,100)
                                                                                                         --------------
                                                                                                                (9,400)
                                                                                                         -------------
           Loss before equity in net income of joint ventures                                                 (111,300)
                                                                                                         -------------
EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                                                               850,000
   Enstar Cable of Macoupin County                                                                             223,000
                                                                                                         -------------
                                                                                                             1,073,000
                                                                                                         -------------
           Net income                                                                                     $    961,700
                                                                                                          ============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                                                  $      9,600
                                                                                                          ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                                                  $    952,100
                                                                                                          ============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                                                       $      23.81
                                                                                                          ============
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                                                                              39,982
                                                                                                          ============


         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)



                                                                                General         Limited
                                                                                Partners        Partners         Total
                                                                                --------      ------------    -----------


PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000                                  $(48,100)      $ 3,551,000    $ 3,502,900

   Distributions to partners                                                      (5,000)         (499,800)      (504,800)
   Net income                                                                      9,600           952,100        961,700
                                                                              -----------     ------------    -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000                                $(43,500)      $ 4,003,300    $ 3,959,800
                                                                              ==========      ============    ===========


         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                            $    961,700
   Adjustments to reconcile net income to net cash from operating activities-
     Equity in net income of joint ventures                                                                (1,073,000)
     Amortization                                                                                              12,800
     Changes in-
       Prepaid expenses                                                                                         1,000
       Accrued liabilities and due to/from affiliates                                                         572,100
                                                                                                        -------------
           Net cash from operating activities                                                                 474,600
                                                                                                        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint ventures                                                                          138,000
                                                                                                        -------------
           Net cash from investing activities                                                                 138,000
                                                                                                        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                                 (504,800)
   Deferred financing costs                                                                                    (3,800)
                                                                                                        -------------
           Net cash from financing activities                                                                (508,600)
                                                                                                        -------------
           Net increase in cash and cash equivalents                                                          104,000

CASH AND CASH EQUIVALENTS, beginning of year                                                                    1,700
                                                                                                        -------------
CASH AND CASH EQUIVALENTS, end of year                                                                   $    105,700
                                                                                                         ============

CASH PAID FOR INTEREST                                                                                   $       -
                                                                                                         ============


         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

                  Enstar Income Program IV-1, L.P. is a Georgia limited partnership (the "Partnership") whose cable television operations are conducted through its participation as a co-general partner in both Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (the "Joint Ventures").

                  The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes of the partners.

CASH AND CASH EQUIVALENTS

                  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Partnership has no cash equivalents at December 31, 2000.

INVESTMENT IN JOINT VENTURES

                  The Partnership's investment and share of the income or loss in the Joint Ventures is accounted for on the equity method of accounting.

DEFERRED FINANCING COSTS

                  Costs related to borrowings are deferred and amortized using the straight-line method over the terms of the related borrowings. As of December 31, 2000, deferred financing costs were $14,100, net of accumulated amortization of $39,700.

INCOME TAXES

                  As a partnership, Enstar Income Program IV-1, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's investment in the Joint Ventures exceeds its tax basis by approximately $600,600.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $41,200 more than tax income for the same period, caused principally by timing differences in depreciation expense reported by the Joint Ventures.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SEGMENTS

                  The Partnership has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

                  The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 12% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 20% to the general partners and 80% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

                  The Partnership and an affiliate partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $1,700,000 for the year ended December 31, 2000, of which $850,000 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture in this Form 10-K.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES (CONTINUED)

Enstar Cable of Macoupin County

                  The Partnership and two affiliate partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $669,000 for the year ended December 31, 2000, of which $223,000 was allocated to the Partnership. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture in this Form 10-K.

NOTE 4 - SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Joint Ventures, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Joint Ventures' cable systems serving Macoupin, Illinois, Mt. Carmel, Illinois, and Dexter, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $7,579,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  On September 29, 2000, the PBD Joint Venture entered into a purchase and sale agreement (the "Gans III Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans III Agreement provides for the Buyer to acquire the assets comprising the PBD Joint Venture's cable systems serving Poplar Bluff, Missouri.

                  The aggregate purchase price payable to the PBD Joint Venture pursuant to the Gans III Agreement is $5,522,400 in cash (subject to normal closing adjustments). Of that amount, $2,761,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price was assigned by the Buyer.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 5 - CREDIT FACILITY

                  The Partnership is party to a loan agreement with Enstar Finance Company, LLC ("EFC"), a subsidiary of the Corporate General Partner. The loan agreement provides for a revolving loan facility of $2,000,000 (the "Facility"). No advances had been made under the Facility as of December 31, 2000. The Partnership pays a commitment fee of 0.5% to EFC on the unborrowed portion of the Facility.

                  The Partnership's Facility matures on August 31, 2001, at which time all amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (9.50% at December 31, 2000) plus 0.625%, or at an offshore rate (6.8025% at December 31, 2000), plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. Borrowings under the Facility are collateralized by substantially all assets of the Partnership and a security interest in the assets of the PBD Joint Venture. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1.

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership did not own or operate any cable television operations in 2000 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership.

                  The Management Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs. No reimbursable expenses were incurred on behalf of the Partnership.

                  In the normal course of business, the Partnership pays commitment fees to EFC.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS)
No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and
SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Venturers of
Enstar IV/PBD Systems Venture:


We have audited the accompanying balance sheet of Enstar IV/PBD Systems Venture (a Georgia General Partnership) as of December 31, 2000, and the related statements of operations, venturers' capital and cash flows for the year then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                          ENSTAR IV/PBD SYSTEMS VENTURE


                      BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS

ASSETS:
   Cash and cash equivalents                                                                              $ 3,732,900
   Accounts receivable                                                                                        155,800
   Prepaid expenses and other assets                                                                          111,500
   Property, plant and equipment, net                                                                       4,454,100
   Franchise cost, net of accumulated amortization of $22,500                                                  36,100
   Deferred charges, net                                                                                          500
                                                                                                         ------------
                                                                                                          $ 8,490,900
                                                                                                         ============


                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                                                      $    566,700
   Accrued liabilities                                                                                      1,548,800
   Due to affiliates                                                                                           36,200
                                                                                                        -------------
           Total liabilities                                                                                2,151,700
                                                                                                        -------------
VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                                         3,169,600
   Enstar Income Program IV-2, L.P.                                                                         3,169,600
                                                                                                        -------------
           Total venturers' capital                                                                         6,339,200
                                                                                                        -------------
                                                                                                          $ 8,490,900
                                                                                                        =============





         The accompanying notes are an integral part of this statement.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000



REVENUES                                                                                                  $ 5,349,500
                                                                                                        -------------
OPERATING EXPENSES:
   Service costs                                                                                            1,705,500
   General and administrative expenses                                                                        723,000
   General partner management fees and reimbursed expenses                                                  1,018,300
   Depreciation and amortization                                                                              375,900
                                                                                                        -------------
                                                                                                            3,822,700
                                                                                                        -------------
           Operating income                                                                                 1,526,800
                                                                                                        -------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                            205,200
   Other expense                                                                                              (32,000)
                                                                                                        -------------
                                                                                                              173,200
                                                                                                        -------------
           Net income                                                                                     $ 1,700,000
                                                                                                        =============



         The accompanying notes are an integral part of this statement.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                         STATEMENT OF VENTURERS' CAPITAL



                                                                   Enstar Income     Enstar Income
                                                                      Program           Program
                                                                     IV-1, L.P.         IV-2, L.P.          Total
                                                                  ----------------  -----------------    ------------
BALANCE, January 1, 2000                                             $ 2,394,600       $ 2,394,600        $ 4,789,200

   Distributions to venturers                                            (75,000)          (75,000)          (150,000)
   Net income                                                            850,000           850,000          1,700,000
                                                                   -------------       -----------        -----------
BALANCE, December 31, 2000                                           $ 3,169,600       $ 3,169,600        $ 6,339,200
                                                                   =============       ===========        ===========


         The accompanying notes are an integral part of this statement.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                              $ 1,700,000
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                                             375,900
     Changes in-
       Accounts receivable, prepaid expenses and other assets                                                   44,200
       Accounts payable, accrued liabilities and due to/from affiliates                                      1,725,000
                                                                                                         -------------
           Net cash from operating activities                                                                3,845,100
                                                                                                         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                     (3,091,400)
                                                                                                         -------------
           Net cash from investing activities                                                               (3,091,400)
                                                                                                         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                                                 (150,000)
                                                                                                         -------------
           Net increase in cash and cash equivalents                                                           603,700

CASH AND CASH EQUIVALENTS, beginning of year                                                                 3,129,200
                                                                                                         -------------
CASH AND CASH EQUIVALENTS, end of year                                                                     $ 3,732,900
                                                                                                          ============

CASH PAID FOR INTEREST                                                                                     $      -
                                                                                                          ============



         The accompanying notes are an integral part of this statement.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

                  The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. There are no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

                  Cable distribution systems                                  5-15 years
                  Vehicles                                                       3 years
                  Furniture and equipment                                      5-7 years
                  Leasehold improvements                                   Life of lease


FRANCHISE COST

                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture.

                  As of December 31, 2000, the franchise agreements have expired in three of the Venture's franchise areas where it serves 7,715 basic subscribers. The Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities.

DEFERRED CHARGES

                  Deferred charges are amortized using the straight-line method over two years.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Venture expenses all advertising costs as incurred.

INCOME TAXES

                  The Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $693,600.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $42,900 more than tax income for the same period, caused principally by timing differences in depreciation expense.

SEGMENTS

                  The Venture has one segment, cable services.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a general partnership agreement effective July 23, 1986, between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

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

                  Under the terms of the agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

NOTE 3 - SALE OF JOINT VENTURE ASSETS

                  In accordance with the Joint Venture agreement, the Corporate General Partner has implemented a plan for liquidating the Venture. On August 8, 2000 (as amended on September 29, 2000), the Venture, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Mt. Carmel, Illinois, and Dexter, Missouri, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $4,554,500 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF JOINT VENTURE ASSETS (CONTINUED)

                  On September 29, 2000, the Venture entered into a purchase and sale agreement (the "Gans III Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Buyer"). The Gans III Agreement provides for the Buyer to acquire the assets comprising the Venture's cable systems serving Poplar Bluff, Missouri. The aggregate purchase price payable to the Venture pursuant to the Gans III Agreement is $5,522,400 in cash (subject to normal closing adjustments). Of that amount, $2,761,200 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price was assigned by the Buyer.

                  Both of these purchase and sale agreements are subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following as of December 31, 2000:


Cable distribution systems                                 $ 13,725,600
Land and improvements                                           478,600
Vehicles, furniture and equipment                               567,700
                                                           ------------
                                                             14,771,900

  Less-  Accumulated depreciation                           (10,317,800)
                                                           ------------
                                                           $  4,454,100
                                                           ============


                  Depreciation expense for the year ended December 31, 2000, was $369,200.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Venture has granted to Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner and a lender to the Venturers, a security interest in its assets to collateralize the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS




NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The franchise agreement with the city of Poplar Bluff expired in 1997 and the Venture has been negotiating renewal of the agreement with the city since that time. The Venture has continued to provide service in the city of Poplar Bluff and pay franchise fees to the city. On February 8, 2000, the voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a municipally owned and operated cable system that is intended to compete directly with the Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system may be operational within two years. The Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 2000, there were approximately 5,014 and 1,104 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

LITIGATION

                  The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Venture's financial position or result of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Venture cannot predict the impact of future developments on the cable television industry.

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Venture have been insignificant. The Venture may be required to refund additional amounts in the future.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The Venture believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Venture is unable to justify its basic rates. As of December 31, 2000, one of the Venture's local franchising authorities is certified to regulate basic tier rates. The Venture is unable to estimate at this time the amount of refunds, if any, that may be payable by the Venture in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Venture does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Venture.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Venture does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Venture's financial position or result of operations.

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

INSURANCE

                  The Venture has third-party insurance coverage for all of the cable television properties to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties.

                  Approximately 82% of the Venture's subscribers are served by its system in Poplar Bluff, Missouri, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $2,320 was made during 2000.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $267,500 for the year ended December 31, 2000. Management fees are non-interest bearing.

                  In addition to the monthly management fee, Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of the operational costs associated with the services provided. The total amount charged to the Venture for these services approximated $750,800 for the year ended December 31, 2000. There is no duplication of reimbursed expenses to the Manager.

                  Substantially all programming services had been purchased through Charter. Charter charges the Venture for these costs based on its costs. The Venture recorded programming fee expense of $1,064,100. Programming fees are included in service costs in the statement of operations.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Venture as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Venture has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Venture.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Venturers of
Enstar Cable of Macoupin County:


We have audited the accompanying balance sheet of Enstar Cable of Macoupin County (a Georgia General Partnership) as of December 31, 2000, and the related statements of operations, venturers' capital and cash flows for the year then ended. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                         ENSTAR CABLE OF MACOUPIN COUNTY


                      BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS

ASSETS:
   Cash and cash equivalents                                                                                  $ 2,248,100
   Accounts receivable                                                                                             72,600
   Prepaid expenses and other assets                                                                               30,200
   Property, plant and equipment, net                                                                           1,514,100
   Franchise cost, net of accumulated amortization of $38,200                                                      73,700
   Deferred charges, net                                                                                              100
                                                                                                            -------------
                                                                                                              $ 3,938,800
                                                                                                            =============

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                                                         $      29,800
   Accrued liabilities                                                                                            101,700
   Due to affiliates                                                                                               11,100
                                                                                                            -------------
           Total liabilities                                                                                      142,600
                                                                                                            -------------
VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                                             1,265,400
   Enstar Income Program IV-2, L.P.                                                                             1,265,400
   Enstar Income Program IV-3, L.P.                                                                             1,265,400
                                                                                                            -------------
           Total venturers' capital                                                                             3,796,200
                                                                                                            -------------
                                                                                                              $ 3,938,800
                                                                                                             ============

         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

REVENUES                                                                                                   $ 1,979,600
                                                                                                         --------------
OPERATING EXPENSES:
   Service costs                                                                                               669,500
   General and administrative expenses                                                                         218,100
   General partner management fees and reimbursed expenses                                                     313,900
   Depreciation and amortization                                                                               222,900
                                                                                                         --------------
                                                                                                             1,424,400
                                                                                                         --------------
           Operating income                                                                                    555,200
                                                                                                         --------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                             116,600
   Other expense                                                                                                (2,800)
                                                                                                         --------------
                                                                                                               113,800
                                                                                                         --------------
           Net income                                                                                     $    669,000
                                                                                                          ============



         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                        STATEMENTS OF VENTURERS' CAPITAL



                                                              Enstar          Enstar          Enstar
                                                              Income          Income          Income
                                                             Program         Program          Program
                                                            IV-1, L.P.      IV-2, L.P.       IV-3, L.P.          Total
                                                           ------------    ------------    -------------       ----------

BALANCE, January 1, 2000                                     $ 1,105,400     $ 1,105,400     $ 1,105,400       $ 3,316,200

   Distributions to venturers                                    (63,000)        (63,000)        (63,000)         (189,000)
   Net income                                                    223,000         223,000         223,000           669,000
                                                           -------------   -------------   -------------       -----------

BALANCE, December 31, 2000                                   $ 1,265,400     $ 1,265,400     $ 1,265,400       $ 3,796,200
                                                           =============   =============   =============       ===========


         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                              $    669,000
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                                              222,900
     Changes in-
       Accounts receivable, prepaid expenses and other assets                                                    21,300
       Accounts payable, accrued liabilities and due to/from affiliates                                         (80,100)
                                                                                                         --------------
           Net cash from operating activities                                                                   833,100
                                                                                                         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                         (77,400)
   Increase in intangible assets                                                                                 (2,000)
                                                                                                         --------------
           Net cash from investing activities                                                                   (79,400)
                                                                                                         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                                                  (189,000)
                                                                                                         --------------
           Net increase in cash and cash equivalents                                                            564,700

CASH AND CASH EQUIVALENTS, beginning of year                                                                  1,683,400
                                                                                                         --------------
CASH AND CASH EQUIVALENTS, end of year                                                                      $ 2,248,100
                                                                                                          =============

CASH PAID FOR INTEREST                                                                                      $       -
                                                                                                          =============


         The accompanying notes are an integral part of this statement.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

                  The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. There are no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:


                  Cable distribution systems                                  5-15 years
                  Vehicles                                                       3 years
                  Furniture and equipment                                      5-7 years
                  Leasehold improvements                                   Life of lease

FRANCHISE COST
                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture.

                  As of December 31, 2000, the franchise agreements have expired in three of the Venture's franchise areas where it serves 1,438 basic subscribers. The Venture continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED CHARGES

                  Deferred charges are amortized using the straight-line method over two years.

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Venture expenses all advertising costs as incurred.

INCOME TAXES

                  The Venture pays no income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $761,400.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $84,500 more than tax income for the same period, caused principally by timing differences in depreciation expense.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENTS

                  The Venture has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a joint venture agreement effective December 30, 1987, among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF JOINT VENTURE ASSETS

                 In accordance with the joint venture agreement, the Corporate General Partner has implemented a plan for liquidating the Venture. On August 8, 2000 (as amended on September 29, 2000), the Venture, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Macoupin, Illinois, as well as certain assets of other affiliates. The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $3,024,700 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The purchase and sale agreement is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents of transfer franchises covering an aggregate of 90% of the subscribers to be sold; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordingly, there can be no assurance that the sale will close.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following as of December 31, 2000:

          Cable distribution systems                                                              $ 4,094,900
          Land and improvements                                                                        26,200
          Vehicles, furniture and equipment                                                           211,900
                                                                                                -------------
                                                                                                    4,333,000

           Less-  Accumulated depreciation                                                         (2,818,900)
                                                                                                -------------
                                                                                                  $ 1,514,100
                                                                                                =============

                  Depreciation expense for the year ended December 31, 2000, was $210,800.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

                  The Venture is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Venture's financial position or result of operations.

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Venture cannot predict the impact of future developments on the cable television industry.

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Venture have been insignificant. The Venture may be required to refund additional amounts in the future.

                  The Venture believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Venture is unable to justify its basic rates. As of December 31, 2000, approximately 9% of the Venture's local franchising authorities are certified to regulate basic tier rates. The Venture is unable to estimate at this time the amount of refunds, if any, that may be payable by the Venture in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Venture does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Venture.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Venture does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Venture's financial position or result of operations.

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

INSURANCE

                  The Venture has third-party insurance coverage to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties.

                  All of the Venture's subscribers are served by its system in Carlinville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 2000.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the year ended December 31, 2000, approximated $79,200. In addition, the Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of its gross revenues representing its interest as the Corporate General Partner. Management fee expense for the year ended December 31, 2000, approximated $19,800. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of operational costs associated with the services provided. The total amounts charged to the Venture for these services approximated $214,900 for the year ended December 31, 2000. There is no duplication of reimbursed expenses to the Manager.

                  Substantially all programming services have been purchased through Charter. Charter charges the Venture for these costs based on its costs. Programming fee expense was $401,500 for the year ended December 31, 2000. Programming fees are included in service costs in the statement of operations.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Venture as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Venture has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Venture.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of
Enstar Income Program IV-1, L.P. (a Georgia Limited Partnership):

We have audited the accompanying balance sheet of Enstar Income Program IV-1, L.P. (a Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program IV-1, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.



/s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:
   Cash and cash equivalents                                                                            $        1,700
   Prepaid expenses                                                                                              2,900
                                                                                                         -------------
                                                                                                                 4,600
                                                                                                         -------------
   Equity in net assets of joint ventures-
     Enstar IV/PBD Systems Venture                                                                           2,394,600
     Enstar Cable of Macoupin County                                                                         1,105,400
                                                                                                         -------------
                                                                                                             3,500,000
                                                                                                         -------------

   Deferred loan costs, net                                                                                     23,100
                                                                                                         -------------
                                                                                                        $    3,527,700
                                                                                                         =============


                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                                     $        3,600
   Due to affiliates                                                                                            21,200
                                                                                                         -------------
           Total liabilities                                                                                    24,800
                                                                                                         -------------
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                            (48,100)
   Limited partners                                                                                          3,551,000
                                                                                                         -------------
          Total partnership capital                                                                          3,502,900
                                                                                                         -------------
                                                                                                        $    3,527,700
                                                                                                         =============



                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                            STATEMENTS OF OPERATIONS



                                                                                           Year Ended December 31
                                                                                      ---------------------------------
                                                                                           1998             1999
                                                                                      ---------------  ----------------
OPERATING EXPENSES:
   General and administrative expenses                                                  $     (33,700)   $     (45,300)
                                                                                        -------------    -------------
OTHER INCOME (EXPENSE):
   Interest expense                                                                           (36,500)         (34,200)
   Interest income                                                                                600              100
                                                                                        -------------    -------------
                                                                                              (35,900)         (34,100)
                                                                                        --------------    ------------
           Loss before equity in net income of joint ventures                                 (69,600)         (79,400)
                                                                                        -------------   -------------
EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                                            1,039,500          920,800
   Enstar Cable of Macoupin County                                                            207,100          237,200
                                                                                        --------------   -------------
                                                                                            1,246,600        1,158,000
                                                                                        -------------    -------------
           Net income                                                                   $   1,177,000    $   1,078,600
                                                                                        =============    =============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                                $      11,800    $      10,800
                                                                                        ==============   =============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                                $   1,165,200    $   1,067,800
                                                                                        ==============   =============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                                     $       29.14    $       26.71
                                                                                        =============    =============
WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                         39,982           39,982
                                                                                        =============    =============



                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


                                                                                General        Limited
                                                                                Partners       Partners         Total
                                                                                ---------    -------------     -------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998                                 $ (60,700)      $ 2,317,600    $ 2,256,900

   Distributions to partners                                                      (5,000)         (499,800)      (504,800)
   Net income for year                                                            11,800         1,165,200      1,177,000
                                                                               ---------       -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1998                                 (53,900)        2,983,000      2,929,100

   Distributions to partners                                                      (5,000)         (499,800)      (504,800)
   Net income for year                                                            10,800         1,067,800      1,078,600
                                                                               ---------       -----------    -----------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999                               $ (48,100)      $ 3,551,000    $ 3,502,900
                                                                               =========       ===========    ===========



                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                            STATEMENTS OF CASH FLOWS


                                                                                            Year Ended December 31
                                                                                        --------------------------------
                                                                                             1998           1999
                                                                                        --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $ 1,177,000    $ 1,078,600
   Adjustments to reconcile net income to net cash used in operating activities-
       Equity in net income of joint ventures                                               (1,246,600)    (1,158,000)
       Amortization of deferred loan costs                                                      12,600         12,600
       Increase (decrease) from changes in-
         Prepaid expenses                                                                           -             500
         Accounts payable and due to affiliates                                                 (9,800)           200
                                                                                           ------------   ------------

           Net cash used in operating activities                                               (66,800)       (66,100)
                                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint ventures                                                           460,200        568,500
                                                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                  (504,800)      (504,800)
   Deferred loan costs                                                                          (1,800)             -
                                                                                           ------------   ------------

           Net cash used in financing activities                                              (506,600)      (504,800)
                                                                                           ------------   ------------

           Net decrease in cash and cash equivalents                                          (113,200)        (2,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 117,300          4,100
                                                                                           ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $     4,100    $     1,700
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

                  The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The amended partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will only

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

                  The Partnership and an affiliate partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $2,079,000 and $1,841,600 for 1998 and 1999, respectively, of which $1,039,500 and $920,800 was allocated to the Partnership. The operations of the PBD Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the PBD Joint Venture in this Form 10-K.

Enstar Cable of Macoupin County

                  The Partnership and two affiliate partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"). The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems

                        ENSTAR INCOME PROGRAM IV-1, L.P.


                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 - EQUITY IN NET ASSETS OF JOINT VENTURES (CONTINUED)

in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $621,300 and $711,600 for 1998 and 1999, respectively, of which $207,100 and $237,200 was allocated to the Partnership for the respective years. The operations of the Macoupin Joint Venture are significant to the Partnership and should be read in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Macoupin Joint Venture in this Form 10-K.

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


                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Agreement") with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Partnership. The Partnership did not own or operate any cable television operations in 1998 and 1999 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership during 1998 and 1999.

                  The Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. No reimbursable expenses were incurred on behalf of the Partnership during 1998 or 1999.

                  In the normal course of business, the Partnership pays commitment fees to EFC.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  Cash paid for interest amounted to $32,300 and $36,400 in 1998 and 1999, respectively.

                         REPORT OF INDEPENDENT AUDITORS



To the Venturers of
Enstar IV/PBD Systems Venture (a Georgia General Partnership):


We have audited the accompanying balance sheet of Enstar IV/PBD Systems Venture (a Georgia General Partnership) as of December 31, 1999, and the related statements of operations, venturers' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar IV/PBD Systems Venture at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States.



                             /s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                          ENSTAR IV/PBD SYSTEMS VENTURE


                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:
   Cash and cash equivalents                                                                              $ 3,129,200
   Accounts receivable, less allowance of $600 for possible losses                                            134,400
   Prepaid expenses and other assets                                                                          177,100
   Property, plant and equipment, less accumulated depreciation and amortization                            1,731,900
   Franchise cost, net of accumulated amortization of $17,700                                                  40,900
   Deferred charges, net                                                                                        2,400
                                                                                                        -------------
                                                                                                          $ 5,215,900
                                                                                                        =============


                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                                                      $    216,600
   Due to affiliates                                                                                          210,100
                                                                                                        -------------
           Total liabilities                                                                                  426,700
                                                                                                        -------------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                                         2,394,600
   Enstar Income Program IV-2, L.P.                                                                         2,394,600
                                                                                                        -------------
           Total venturers' capital                                                                         4,789,200
                                                                                                        -------------
                                                                                                          $ 5,215,900
                                                                                                        =============


                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                            STATEMENTS OF OPERATIONS



                                                                                           Year Ended December 31
                                                                                      -------------------------------
                                                                                           1998            1999
                                                                                      ---------------  ---------------

REVENUES                                                                                  $ 5,589,000      $ 5,485,400
                                                                                       --------------  ---------------
OPERATING EXPENSES:
   Service costs                                                                            1,848,000        1,846,300
   General and administrative expenses                                                        737,000          858,600
   General Partner management fees and reimbursed expenses                                    567,000          552,700
   Depreciation and amortization                                                              449,700          494,100
                                                                                       --------------  ---------------
                                                                                            3,601,700        3,751,700
                                                                                       --------------  ---------------
           Operating income                                                                 1,987,300        1,733,700

INTEREST INCOME, net                                                                           88,000          107,900

GAIN ON SALE OF CABLE ASSETS                                                                    3,700               -
                                                                                       --------------   --------------
           Net income                                                                     $ 2,079,000      $ 1,841,600
                                                                                       ==============   ==============



                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                        STATEMENTS OF VENTURERS' CAPITAL



                                                                   Enstar Income     Enstar Income
                                                                      Program           Program
                                                                     IV-1, L.P.         IV-2, L.P.         Total
                                                                 -----------------  ---------------  ----------------
BALANCE, January 1, 1998                                             $ 1,415,500       $ 1,415,500        $ 2,831,000

   Distributions to venturers                                           (447,700)         (447,700)          (895,400)
   Net income for year                                                 1,039,500         1,039,500          2,079,000
                                                                  ----------------  ---------------   ----------------
BALANCE, December 31, 1998                                             2,007,300         2,007,300          4,014,600

   Distributions to venturers                                           (533,500)         (533,500)        (1,067,000)
   Net income for year                                                   920,800           920,800          1,841,600
                                                                  ----------------  ---------------   ----------------
BALANCE, December 31, 1999                                           $ 2,394,600       $ 2,394,600        $ 4,789,200
                                                                  ================  ===============   ================


                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                            STATEMENTS OF CASH FLOWS


                                                                                          Year Ended December 31
                                                                                     ---------------------------------
                                                                                           1998             1999
                                                                                     ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $ 2,079,000       $ 1,841,600
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                         449,700           494,100
       Decrease from changes in-
         Accounts receivable, prepaid expenses and other assets                               (6,200)         (160,500)
         Accounts payable and due to affiliates                                               (5,100)         (295,600)
                                                                                      ---------------  ---------------
           Net cash provided by operating activities                                       2,517,400         1,879,600
                                                                                      ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                     (326,300)         (580,800)
   Increase in intangible assets                                                             (22,700)           (6,900)
                                                                                      ---------------  ---------------
           Net cash used in investing activities                                            (349,000)         (587,700)
                                                                                      ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                               (895,400)       (1,067,000)
                                                                                      ---------------  ---------------
           Net increase in cash and cash equivalents                                       1,273,000           224,900

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             1,631,300         2,904,300
                                                                                      ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                 $ 2,904,300       $ 3,129,200
                                                                                      ===============  ===============


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

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a general partnership agreement effective July 23, 1986, between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner (the "Corporate General Partner"). The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

                  Under the terms of the agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.

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

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  As of December 31, 1999, property, plant and equipment consisted of:

          Cable television systems                                                               $ 11,078,600
          Vehicles, furniture and equipment, and leasehold improvements                               802,000
                                                                                               --------------
                                                                                                   11,880,600

           Less accumulated depreciation and amortization                                         (10,148,700)
                                                                                               --------------
                                                                                                 $  1,731,900
                                                                                               ==============


NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2005.

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:


                 Year                                                                             Amount
                 ----                                                                            -------
                 2000                                                                           $   2,200
                 2001                                                                               2,200
                 2002                                                                               2,200
                 2003                                                                               2,200
                 2004                                                                               2,200
                 Thereafter                                                                         1,700
                                                                                                 --------
                                                                                                 $ 12,700
                                                                                                 ========


                  Rentals, other than pole rentals, charged to operations amounted to $23,200 and $22,100 in 1998 and 1999, respectively, while pole rental expense approximated $44,600 and $45,400 in 1998 and 1999, respectively.

                  The Venture has granted to Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner and a lender to the Venturers, a security interest in its assets to collateralize the debt of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. The PBD Joint Venture has continued to provide service in the city of Poplar Bluff and pay franchise fees to the city. On February 8, 2000, the voters in the city of Poplar Bluff approved the sale of bonds to finance construction of a municipally owned and operated cable system that is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly subscriber rate. The city estimates that its new system may be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its subscriber numbers, financial condition and results of operations. As of December 31, 1999, there were approximately 4,900 and 1,200 basic subscribers in the city of Poplar Bluff and Butler County, respectively.

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

                  In October 1998, FCLP reinstated third-party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

                  Approximately 80% of the Venture's subscribers are served by its system in Poplar Bluff, Missouri, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operations of the Venture. Management fee expense was $279,500 and $274,300 in 1998 and 1999, respectively.

                  In addition to the monthly management fee, the Venture reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the affiliate and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $287,500 and $278,400 during 1998 and 1999, respectively.

                  The Venture also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable systems. The Venture reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Venture for these costs approximated $168,500 and $195,600 in 1998 and 1999, respectively. No management fee is payable to the affiliate by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                          ENSTAR IV/PBD SYSTEMS VENTURE


                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

                  Substantially all programming services had been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. The Venture recorded programming fee expense of $1,301,800 and $1,355,600 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

                         REPORT OF INDEPENDENT AUDITORS



To the Venturers of
Enstar Cable of Macoupin County  (a Georgia General Partnership):


We have audited the accompanying balance sheet of Enstar Cable of Macoupin County (a Georgia General Partnership) as of December 31, 1999, and the related statements of operations, venturers' capital, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Cable of Macoupin County at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles standards generally accepted in the United States.



/s/ ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                         ENSTAR CABLE OF MACOUPIN COUNTY


                     BALANCE SHEET - AS OF DECEMBER 31, 1999

ASSETS:
   Cash and cash equivalents                                                                               $ 1,683,400
   Accounts receivable, less allowance of $1,600 for possible losses                                            66,600
   Prepaid expenses and other assets                                                                            57,500
   Property, plant and equipment, less accumulated depreciation and amortization                             1,647,500
   Franchise cost, net of accumulated amortization of $27,200                                                   82,700
   Deferred charges, net                                                                                         1,200
                                                                                                          ------------
                                                                                                           $ 3,538,900
                                                                                                          ============


                                 LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
  Accounts payable                                                                                        $    106,700
  Due to affiliates                                                                                            116,000
                                                                                                         -------------
           Total liabilities                                                                                   222,700
                                                                                                         -------------

COMMITMENTS AND CONTINGENCIES

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                                          1,105,400
   Enstar Income Program IV-2, L.P.                                                                          1,105,400
   Enstar Income Program IV-3, L.P.                                                                          1,105,400
                                                                                                         -------------
           Total venturers' capital                                                                          3,316,200
                                                                                                         -------------
                                                                                                           $ 3,538,900
                                                                                                         =============



                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                            STATEMENTS OF OPERATIONS


                                                                                          Year Ended December 31
                                                                                     ----------------------------------
                                                                                           1998             1999
                                                                                     ----------------  ----------------

REVENUES                                                                                 $ 2,003,000       $ 1,993,600
                                                                                     ----------------  ----------------
OPERATING EXPENSES:
   Service costs                                                                             626,000           664,300
   General and administrative expenses                                                       124,700           158,200
   General Partner management fees and reimbursed expenses                                   309,800           291,200
   Depreciation and amortization                                                             344,500           217,800
                                                                                     ----------------  ----------------
                                                                                           1,405,000         1,331,500
                                                                                     ----------------  ----------------
           Operating income                                                                  598,000           662,100

INTEREST INCOME, net                                                                          23,300            49,500
                                                                                     ----------------  ----------------
           Net income                                                                   $    621,300      $    711,600
                                                                                     ===============   ================


                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                        STATEMENTS OF VENTURERS' CAPITAL



                                                          Enstar          Enstar           Enstar
                                                          Income          Income           Income
                                                         Program          Program         Program
                                                        IV-1, L.P.       IV-2, L.P.      IV-3, L.P.         Total
                                                      --------------  --------------   --------------  ---------------
BALANCE, January 1, 1998                                $    708,600    $    708,600     $    708,600      $ 2,125,800

   Distributions to venturers                                (12,500)        (12,500)         (12,500)         (37,500)
   Net income for year                                       207,100         207,100          207,100          621,300
                                                        -----------     ------------     ------------      -----------
BALANCE, December 31, 1998                                   903,200         903,200          903,200        2,709,600

   Distributions to venturers                                (35,000)        (35,000)         (35,000)        (105,000)
   Net income for year                                       237,200         237,200          237,200          711,600
                                                        ------------    ------------     ------------      -----------
BALANCE, December 31, 1999                               $ 1,105,400     $ 1,105,400     $  1,105,400      $ 3,316,200
                                                      ==============   =============     ============      ===========



                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                            STATEMENTS OF CASH FLOWS


                                                                                           Year Ended December 31
                                                                                       ---------------------------------
                                                                                            1998             1999
                                                                                       ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $    621,300     $    711,600
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                           344,500          217,800
       Increase (decrease) from changes in-
         Accounts receivable, prepaid expenses and other assets                                138,700          (70,500)
         Accounts payable and due to affiliates                                                (94,300)        (121,200)
                                                                                        --------------   --------------
           Net cash provided by operating activities                                         1,010,200          737,700
                                                                                        --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                       (170,900)        (196,400)
   Increase in intangible assets                                                               (34,200)         (36,300)
                                                                                        --------------   --------------
           Net cash used in investing activities                                              (205,100)        (232,700)
                                                                                        --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                                  (37,500)        (105,000)
                                                                                        --------------   --------------
           Net increase in cash and cash equivalents                                           767,600          400,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                 515,800        1,283,400
                                                                                        --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                   $ 1,283,400      $ 1,683,400
                                                                                        ==============   ==============


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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - JOINT VENTURE MATTERS

                  The Venture was formed under the terms of a joint venture agreement effective December 30, 1987, among the Venturers, three limited partnerships sponsored by Enstar Communications Corporation as their corporate general partner (the "Corporate General Partner"). The Venture was formed to pool the resources of the three limited partnerships to acquire, own, operate, and dispose of certain cable television systems. In 1988, the Venture acquired two cable television systems in Illinois.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  As of December 31, 1999, property, plant and equipment consisted of:

          Cable television systems                                                                $ 3,994,700
          Vehicles, furniture and equipment and leasehold improvements                                262,600
                                                                                                 ------------
                                                                                                    4,257,300

           Less accumulated depreciation and amortization                                          (2,609,800)
                                                                                                 ------------
                                                                                                  $ 1,647,500
                                                                                                 ============


                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS



 NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Venture leases buildings and tower sites associated with the systems under operating leases expiring in 2004.

                  Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1999, are as follows:

Year                                                           Amount
----                                                           ------
2000                                                        $   5,800
2001                                                            5,900
2002                                                            5,900
2003                                                            6,000
2004                                                            2,700
                                                            ---------
                                                            $  26,300
                                                            =========

                  Rentals, other than pole rentals, charged to operations approximated $8,600 and $8,900 in 1998 and 1999, respectively, while pole rental expense approximated $18,100 and $19,000 in 1998 and 1999, respectively.

                  Other commitments include approximately $1.1 million at December 31, 1999, to upgrade the Venture's system in the community of Carlinville, Illinois, by December 2001.

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

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                  In October 1998, FCLP reinstated third-party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties formerly owned or managed by FCLP through November 12, 1999, and currently managed by Charter.

                  All of the Venture's subscribers are served by its system in Carlinville, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Venture's liquidity and cash flows. The Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Venture's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. There were no contributions charged against operations of the Venture for the Profit Sharing Plan in 1998.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Venture has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 4% of gross receipts, as defined, from the operations of the Venture. Management fees approximated $80,200 and $79,800 in 1998 and 1999, respectively. In addition, the Venture is required to distribute 1% of its gross revenues to the Corporate General Partner in respect of its interest as the Corporate General Partner. This fee approximated $20,000 and $19,900 in 1998 and 1999, respectively.

                         ENSTAR CABLE OF MACOUPIN COUNTY


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

                  The Venture also reimburses the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Venture. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. The total amounts charged to the Venture for these services approximated $209,600 and $191,500 during 1998 and 1999, respectively.

                  The Venture also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Venture's cable system. The Venture reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Venture for these costs approximated $4,600 and $5,800 in 1998 and 1999, respectively. No management fee is payable to the affiliates by the Venture and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Venture for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Venture for these costs based on its costs. Programming fee expense was $474,500 and $507,500 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

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

10.2 Management Agreement between Enstar IV/PBD Systems Venture and Enstar Cable Corporation.(1)

10.3 Management Agreement between Enstar Income Program IV-1, L.P. and Enstar Cable Corporation.(1)

10.4 Partnership Agreement of Enstar Cable of Macoupin County, dated as of December 30, 1987.(2)

10.5 Management Agreement between Enstar Cable of Macoupin County and Enstar Cable Corporation.(3)

10.6 Revolving Credit and Term Note Agreement dated September 23, 1986, between Enstar Income Program IV-1 and Rhode Island Hospital Trust National Bank, as amended.(3)

10.7 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Poplar Bluff, MO.(3)

10.8 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Dexter, MO.(3)

10.9 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Bloomfield, MO.(2)

10.10 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Mt. Carmel, IL.(2)

10.11 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Carlinville, IL.(2)

10.12 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Virden, IL.(2)

10.13 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Girard, IL.(2)

10.14 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Thayer, IL.(2)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------


10.15 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL.(2)

10.16 Service agreement between Enstar Communications Corporation, Enstar Cable Corporation and Falcon Holding Group, Inc. dated as of October 1, 1988.(4)

10.17 Amendment No. 2 to Revolving Credit and Term Loan Agreement dated September 23, 1986, between Enstar Income Program IV-1 and Rhode Island Hospital Trust National Bank, dated January 18, 1989.(5)

10.18 Amendment No. 3 to Revolving Credit and Term Loan Agreement dated September 23, 1986, between Enstar Income Program IV-1 and Rhode Island Hospital Trust National Bank, dated June 15, 1990.(5)

10.19 Loan Agreement between Enstar Income Program IV-1, L.P. and Kansallis-Osake-Pankki dated December 9, 1993(6)

10.20 Amended and Restated Partnership Agreement of Enstar Cable of Macoupin County, as of October 1, 1993.(7)

10.21 Loan Agreement between Enstar Income Program IV-1, L.P. and Enstar Finance Company, LLC dated September 30, 1997.(8)

10.22 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Auburn, IL.(8)

10.23 A resolution of the City of Carlinville, Illinois, extending the Cable Television Franchise of Enstar Cable of Macoupin County. Adopted December 1, 1997.(9)

10.24 An agreement by the City of Mt. Carmel, Illinois, extending the Cable Television Franchise of Enstar IV/PBD Systems Venture, dated December 8, 1997.(9)

10.25 Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Carlinville, IL.(10)

10.26 Amendment No. 2 to Loan Agreement between Enstar Income Program IV-2, L.P. and Enstar Finance Company, LLC.(11)

10.27 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.(12)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------



10.28 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers.(13)

21.1 Subsidiaries: Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County.

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

(11) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-15705 for the fiscal year ended December 31, 1999.

(12) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-15705 for the quarter ended March 31, 2000.

(13) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 0-14508 for the quarter ended June 30, 2000.

(14) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-15705 for the quarter ended September 30, 2000.