Form 10-Q
period 2001-06-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 2001-08-14
CIK 783763

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from             to
                                                       ------------
                       Commission File Number    0-15705
                                                ---------

                        Enstar Income Program IV-1, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Georgia                             58-1648322
                -------                             ----------
    (State or other jurisdiction of      I.R.S. Employer Identification Number)
     incorporation or organization)

        12405 Powerscourt Drive
          St. Louis, Missouri                                   63131
          -------------------                                   -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (314) 965-0555
                                                    ----------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     ------

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================


                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2001              2000 *
                                                                              -----------------    --------------
                                           ASSETS                                (UNAUDITED)
                ASSETS:
                   Cash                                                         $     94,900       $    105,700
                   Prepaid expenses                                                    1,900              1,900
                   Deferred financing costs, net                                       6,500             14,100
                                                                                ------------       ------------

                                                                                     103,300            121,700

                   Equity in net assets of Joint Ventures:

                      Enstar IV/PBD Systems Venture                                3,373,600          3,169,600
                      Enstar Cable of Macoupin County                              1,376,300          1,265,400
                                                                                ------------       ------------

                                                                                   4,749,900          4,435,000
                                                                                ------------       ------------

                                                                                $  4,853,200       $  4,556,700
                                                                                ============       ============

                            LIABILITIES AND PARTNERSHIP CAPITAL

                LIABILITIES:
                   Accrued liabilities                                          $     40,500       $     33,400
                   Due to affiliates                                                 836,400            563,500
                                                                                ------------       ------------

                                                                                     876,900            596,900
                                                                                ------------       ------------

                PARTNERSHIP CAPITAL (DEFICIT):
                   General Partners                                                  (43,300)           (43,500)
                   Limited Partners                                                4,019,600          4,003,300
                                                                                ------------       ------------

                          TOTAL PARTNERSHIP CAPITAL                                3,976,300          3,959,800
                                                                                ------------       ------------

                                                                                $  4,853,200       $  4,556,700
                                                                                ============       ============


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
================================================================================

                                                                                           UNAUDITED
                                                                                -------------------------------
                                                                                        THREE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                -------------------------------
                                                                                    2001                2000
                                                                                ------------       -------------
               OPERATING EXPENSES:
                  General and administrative expenses                           $   (14,400)       $    (32,700)
                  Amortization                                                       (4,400)                  -
                                                                                -----------        ------------
                                                                                    (18,800)            (32,700)
                                                                                -----------        ------------

               OTHER EXPENSE:
                  Interest income                                                         -               2,700
                  Interest expense                                                   (2,500)             (3,300)
                                                                                -----------        ------------
                                                                                     (2,500)               (600)
                                                                                -----------        ------------

               LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES                   (21,300)            (33,300)
                                                                                -----------        ------------
               EQUITY IN NET INCOME OF JOINT VENTURES:
                    Enstar IV/PBD Systems Venture                                    92,700             275,400
                    Enstar Cable of Macoupin County                                  49,800              65,300
                                                                                -----------        ------------
                                                                                    142,500             340,700
                                                                                -----------        ------------
               NET INCOME                                                       $   121,200         $   307,400
                                                                                ===========        ============
               Net income allocated to General Partners                         $     1,200         $     3,100
                                                                                ===========        ============
               Net income allocated to Limited Partners                         $   120,000         $   304,300
                                                                                ===========        ============
               NET INCOME PER UNIT OF LIMITED
                  PARTNERSHIP INTEREST                                          $      3.00         $      7.61
                                                                                ===========        ============
               AVERAGE LIMITED PARTNERSHIP
                  UNITS OUTSTANDING DURING PERIOD                                    39,982              39,982
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

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
================================================================================

                                                                                            UNAUDITED
                                                                                -------------------------------
                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                -------------------------------
                                                                                   2001                 2000
                                                                                ------------         -----------
               OPERATING EXPENSES:
                  General and administrative expenses                           $   (34,000)         $  (54,100)
                  Amortization                                                       (7,600)             (3,200)
                                                                                -----------          ----------
                                                                                    (41,600)            (57,300)
                                                                                -----------          ----------
               OTHER EXPENSE:
                  Interest income                                                         -               2,700
                  Interest expense                                                   (5,000)             (8,600)
                                                                                -----------          ----------
                                                                                     (5,000)             (5,900)
                                                                                -----------          ----------

               LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES                   (46,600)            (63,200)
                                                                                -----------          ----------
               EQUITY IN NET INCOME OF JOINT VENTURES:
                    Enstar IV/PBD Systems Venture                                   204,000             517,400
                    Enstar Cable of Macoupin County                                 110,900             111,500
                                                                                -----------          ----------
                                                                                    314,900             628,900
                                                                                -----------          ----------

               NET INCOME                                                       $   268,300          $  565,700
                                                                                ===========          ==========
               Net income allocated to General Partners                         $     2,700          $    5,700
                                                                                ===========          ==========
               Net income allocated to Limited Partners                         $   265,600          $  560,000
                                                                                ===========          ==========
               NET INCOME PER UNIT OF LIMITED
                  PARTNERSHIP INTEREST                                          $      6.64          $    14.01
                                                                                ===========          ==========
               AVERAGE LIMITED PARTNERSHIP
                  UNITS OUTSTANDING DURING PERIOD                                    39,982              39,982
                                                                                ===========          ==========


















The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                  UNAUDITED
                                                                      --------------------------------
                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                      --------------------------------
                                                                          2001                2000
                                                                      ------------        ------------

            CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income                                             $   268,300         $   565,700
               Adjustments  to reconcile  net income to net cash
                 from operating activities:
                   Equity in net income of Joint Ventures                (314,900)           (628,900)
                   Amortization of deferred loan costs                      7,600               3,200
                   Changes in:
                     Prepaid expenses                                           -               1,000
                     Accrued liabilities and due to affiliates            280,000             549,600
                                                                      -----------         -----------
                         Net cash from operating activities               241,000             490,600
                                                                      -----------         -----------
            CASH FLOWS FROM INVESTING ACTIVITIES:
               Distributions from Joint Ventures                                -             138,100
                                                                      -----------         -----------
            CASH FLOWS FROM FINANCING ACTIVITIES:
               Distributions to partners                                 (251,800)           (251,900)
               Deferred financing costs                                         -              (3,800)
                                                                      -----------         -----------

                         Net cash from financing activities              (251,800)           (255,700)
                                                                      -----------         -----------
            INCREASE (DECREASE) IN CASH                                   (10,800)            373,000

            CASH AT BEGINNING OF PERIOD                                   105,700               1,700
                                                                      -----------         -----------
            CASH AT END OF PERIOD                                     $    94,900         $   374,700
                                                                      ===========         ===========
























The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Manager has entered into identical agreements with Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County (collectively, the "Joint Ventures"), both Georgia general partnerships, of which the Partnership is a co-general partner, except that Enstar Cable of Macoupin County pays the Manager only a 4% management fee. The Joint Ventures' management fee expense to the Manager approximated $82,400 and $165,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Joint Ventures' management fee expense to the Manager approximated $85,900 and $172,200, respectively. In addition, Enstar Cable of Macoupin County is also required to distribute to ECC (which is the corporate general partner of the Joint Ventures as well as of the Partnership) an amount equal to 1% of the Enstar Cable of Macoupin County Joint Venture's gross revenues, representing ECC's interest as the corporate general partner of Enstar Cable of Macoupin County. Enstar Cable of Macoupin County's management fee expense to ECC approximated $4,700 and $9,400 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, Enstar Cable of Macoupin County's management fee expense to ECC approximated $5,000 and $10,000, respectively. No management fee is payable to the Manager by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

     The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The Joint Ventures reimburse the affiliates for the Partnership's allocable share of the affiliates' costs. The total amount charged to the Joint Ventures for these costs approximated $265,100 and $516,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, the total amount charged to Joint Ventures for these costs approximated $214,600 and $429,700, respectively.

     Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on its actual costs. The Joint Ventures recorded programming fee expense of $400,500 and $800,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, programming fee expense was $282,100 and $671,500, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

     In the normal course of business, the Joint Ventures paid interest and principal to Enstar Finance Company, LLC, its primary lender and a subsidiary of ECC, when there were amounts outstanding under its revolving loan facility and pays a commitment fee to Enstar Finance Company, LLC, on the unborrowed portion of its facility.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


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

4.   EQUITY IN NET ASSETS OF JOINT VENTURES

     ENSTAR IV/PBD SYSTEMS VENTURE

     The Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture. Each of the co-partners share equally in the profits and losses of the Enstar IV/PBD Systems Venture. The investment in the Enstar IV/PBD Systems Venture is accounted for on the equity method. Summarized financial information for the Enstar IV/PBD Systems Venture as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001 and 2000 follow. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.



                                                             JUNE 30,      DECEMBER 31,
                                                               2001           2000 *
                                                          -------------   -------------
                                                            (UNAUDITED)
                Current assets                            $   2,149,300   $   4,000,200
                Investment in cable television
                 properties, net                              7,023,600       4,490,200
                Other assets                                          -             500
                                                          -------------   -------------

                                                          $   9,172,900   $   8,490,900
                                                          =============   =============

                Current liabilities                       $   2,425,700   $   2,151,700
                Venturers' capital                            6,747,200       6,339,200
                                                          -------------   -------------

                                                          $   9,172,900   $   8,490,900
                                                          =============   =============



* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================


                                                                                          UNAUDITED
                                                                               --------------------------------
                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                               --------------------------------
                                                                                    2001              2000
                                                                               -------------     -------------
                  REVENUES                                                     $   1,275,900     $   1,320,100
                                                                               -------------     -------------
                    OPERATING EXPENSES:
                     Service costs                                                   438,100           344,600
                     General and administrative expenses                             150,700           151,300
                     General partner management fees and reimbursed expenses         278,900           233,400
                     Depreciation and amortization                                   175,800            85,600
                                                                               -------------     -------------
                                                                                   1,043,500           814,900
                                                                               -------------     -------------
                  OPERATING INCOME                                                   232,400           505,200

                  OTHER INCOME (EXPENSE):
                     Interest income                                                  30,700            47,900
                     Interest expense                                                      -            (2,300)
                     Other expense                                                   (77,600)                -
                                                                               -------------     -------------
                                                                                     (46,900)           45,600
                                                                               -------------     -------------
                  NET INCOME                                                   $     185,500     $     550,800
                                                                               =============     =============

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

                                                                                            UNAUDITED
                                                                                --------------------------------
                                                                                       SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                --------------------------------
                                                                                    2001                2000
                                                                                --------------    --------------

                  REVENUES                                                      $   2,547,300     $   2,647,400
                                                                                -------------     -------------
                  OPERATING EXPENSES:
                     Service costs                                                    924,700           758,600
                     General and administrative expenses                              291,600           310,900
                     General partner management fees and reimbursed expenses          548,400           454,500
                     Depreciation and amortization                                    314,100           170,800
                                                                                -------------     -------------
                                                                                    2,078,800         1,694,800
                                                                                -------------     -------------

                  OPERATING INCOME                                                    468,500           952,600

                  OTHER INCOME (EXPENSE):
                     Interest income                                                   57,900            88,300
                     Interest expense                                                       -            (6,100)
                     Other expense                                                   (118,400)                -
                                                                                -------------     -------------
                                                                                      (60,500)           82,200
                                                                                -------------     -------------
                  NET INCOME                                                    $     408,000     $   1,034,800
                                                                                =============     =============

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================



ENSTAR CABLE OF MACOUPIN COUNTY

     The Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one-third of Enstar Cable of Macoupin County. Each of the co-partners share equally in the profits and losses of Enstar Cable of Macoupin County. The investment in Enstar Cable of Macoupin County is accounted for on the equity method. Summarized financial information for Enstar Cable of Macoupin County as of June 30, 2001 and December 31, 2000, and the results of its operations for the three and six months ended June 30, 2001, and 2000 follow. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.


                                                                             JUNE 30,         DECEMBER 31,
                                                                              2001                2000 *
                                                                          -------------      -------------
                                                                                     (UNAUDITED)
                     Current assets                                       $   3,012,600      $   2,350,900
                     Investment in cable television properties, net           1,500,200          1,587,800
                     Other assets                                                     -                100
                                                                          -------------      -------------
                                                                          $   4,512,800      $   3,938,800
                                                                          =============      =============

                     Current liabilities                                  $     383,900      $     142,600
                     Venturers' capital                                       4,128,900          3,796,200
                                                                          -------------      -------------
                                                                          $   4,512,800      $   3,938,800
                                                                          =============      =============


* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

                                                                                    UNAUDITED
                                                                        --------------------------------
                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                        --------------------------------
                                                                            2001                2000
                                                                        ------------        ------------
            REVENUES                                                    $   466,100         $   497,200
                                                                        -----------         -----------
            OPERATING EXPENSES:
               Service costs                                                152,100             159,000
               General and administrative expenses                           54,600              39,100
               General partner management fees and reimbursed expenses       73,300              72,100
               Depreciation and amortization                                 52,500              54,900
                                                                        -----------         -----------
                                                                            332,500             325,100
                                                                        -----------         -----------

            OPERATING INCOME                                                133,600             172,100

            OTHER INCOME (EXPENSE):
               Interest income                                               34,000              25,900
               Interest expense                                                   -              (2,000)
               Other expense                                                (18,300)                  -
                                                                        -----------         -----------
                                                                             15,700              23,900
                                                                        -----------         -----------
            NET INCOME                                                  $   149,300         $   196,000
                                                                        ===========         ===========

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

                                                                                UNAUDITED
                                                                      ---------------------------
                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ---------------------------
                                                                          2001           2000
                                                                      ------------   ------------
        REVENUES                                                      $   940,900    $   995,700
                                                                      -----------    -----------

        OPERATING EXPENSES:
           Service costs                                                  304,100        334,200
           General and administrative expenses                             91,800        101,400
           General partner management fees and reimbursed expenses        142,000        157,400
           Depreciation and amortization                                  105,300        109,500
                                                                      -----------    -----------

                                                                          643,200        702,500
                                                                      -----------    -----------

        OPERATING INCOME                                                  297,700        293,200

        OTHER INCOME (EXPENSE):
           Interest income                                                 53,300         45,800
           Interest expense                                                     -         (4,500)
           Other expense                                                  (18,300)             -
                                                                      -----------    -----------
                                                                           35,000         41,300
                                                                      -----------    -----------
        NET INCOME                                                    $   332,700    $   334,500
                                                                      ===========    ===========

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================



5.   COMMITMENTS

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

     Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans II and Gans III Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

6.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

7.   SUBSEQUENT EVENT

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership's Joint Ventures and certain of its affiliates, including the Joint Venture's Macoupin, Illinois and Mt. Carmel, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

     In August 2001, in a separate event, the corporate general partner received a non-binding letter of intent to acquire the Poplar Bluff, Missouri cable systems of the PBD Joint Venture. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

RESULTS OF OPERATIONS

    THE PARTNERSHIP

     All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $251,800 and $251,900 to the partners during the six months ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2000 the Joint Ventures distributed $138,100 to the Partnership. No distributions were made from the Joint Ventures during 2001.

    THE ENSTAR IV/PBD SYSTEMS VENTURE

     The PBD Joint Venture's revenues decreased from $1,320,100 to $1,275,900, or 3.3%, and from $2,647,400 to $2,547,300, or 3.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic service customers, partially offset by an increase in the number of premium service customers. As of June 30, 2001 and 2000, the PBD Joint Venture had approximately 11,800 and 12,000 basic service customers, respectively, and 2,900 and 2,800 premium service customers, respectively.

     Service costs increased from $344,600 to $438,100, or 27.1%, and from $758,600 to $924,700, or 21.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were due to higher maintenance and other service costs incurred by the PBD Joint Venture, as compared to the corresponding period in 2000.

     Gross margin decreased from $975,500 to $837,800, or 14.1%, and from $1,888,800 to $1,622,600, or 14.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 73.9% to 65.7%, and from 71.3% to 63.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due primarily to the increase in service costs during 2001, coupled with the change in customer mix during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

     General and administrative expenses decreased from $151,300 to $150,700, or 0.4%, and $310,900 to $291,600, or 6.2%, for the three and six months ended
June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were primarily due to decreases in marketing expenses as a result of reduced advertising and promotion and an increase in the cost of general and administrative services being provided and billed to us by Charter, as compared to the corresponding periods in 2000.

    General partner management fees and reimbursed expenses increased from $233,400 to $278,900, or 19.5%, and from $454,500 to $548,400, or 20.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As described above, Charter now performs certain management and operational functions formerly performed by the PBD Joint Venture. Therefore, the PBD Joint Venture has higher costs reimbursed to Charter and lower general and administrative expenses.

     Depreciation and amortization expense increased from $85,600 to $175,800, or 105.4%, and from $170,800 to $314,100, or 83.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to capital expenditures during 2000 and the six months ended June 30, 2001.

     Due to the factors described above, operating income decreased from $505,200 to $232,400, or 54.0%, and from $952,600 to $468,500, or 50.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Interest income, net of interest expense, decreased from $45,600 to $30,700, or 32.7%, and from $82,200 to $57,900, or 29.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to lower average cash balances available for investment during the first six months of 2001, as compared to the corresponding periods in 2000.

     Other expenses of $77,600 and $118,400 during the three and six months ended June 30, 2001, respectively, represent expenses associated with the termination of the Agreement with Gans.

     Due to the factors described above, the PBD Joint Venture's net income decreased from $550,800 to $185,500, or 66.3%, and from $1,034,800 to $408,000, or 60.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on its experience in the cable television industry, the PBD Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $1,123,400 to $664,200, or 40.9%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 42.4% to 26.1% during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

     Together with the Macoupin Joint Venture, the PBD Joint Venture made no distributions to the Partnership for the three and six months ended June 30, 2001. Distributions from the Partnership to the partners totaled $125,600 and $251,800 for the three and six months ended June 30, 2001.

     ENSTAR CABLE OF MACOUPIN COUNTY

     The Macoupin Joint Venture's revenues decreased from $497,200 to $466,100, or 6.3%, and from $995,700 to $940,900, or 5.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic and premium service customers. As of June 30, 2001 and 2000, the Macoupin Joint Venture had approximately 4,000 and 4,300 basic service customers, respectively, and 900 and 1,100 premium service customers, respectively.

     Service costs decreased from $159,000 to $152,100, or 4.3%, and from $334,200 to $304,100, or 9.0%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases were primarily due to the decline in customers.

     Gross margin decreased from $338,200 to $314,000, or 7.2%, and from $661,500 to $636,800, or 3.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 68.0% to 67.4% and increased from 66.4% to 67.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin and gross margin as a percentage of revenues for the three and six months ended June 30, 2001, were primarily due to the decline in number of customers described above.

     General and administrative expenses increased from $39,100 to $54,600, or 39.6%, and decreased from $101,400 to $91,800, or 9.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increase for the three months ended June 30, 2001 was due primarily to an increase in professional fees, as compared to the corresponding period in 2000. The decrease for the six months ended June 30, 2001 was due primarily to decreases in marketing expenses as a result of decreased advertising and promotion and an increase in general and administrative expenses being provided and billed to us by Charter, as compared to the corresponding period in 2000. The decrease was partially offset by increased professional fees.

     General partner management fees and reimbursed expenses increased from $72,100 to $73,300, or 1.7%, and decreased from $157,400 to $142,000, or 9.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by the Macoupin Joint Venture. Therefore, we had higher costs reimbursed to Charter and lower service costs for the three months ended June 30, 2001. The decrease in the six months ended June 30, 2001 was primarily due to a decrease in the number of Charter regional employees, partially offset by increases due to Charter performing additional functions on our behalf.

     Depreciation and amortization expense decreased from $54,900 to $52,500, or 4.4%, and from $109,500 to $105,300, or 3.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, due to a decrease in capital expenditures for cable system upgrades and certain fixed assets becoming fully depreciated during 2000 and the six months ended June 30, 2001.

     Due to the factors described above, operating income decreased from $172,100 to $133,600, or 22.4%, and increased from $293,200 to $297,700, or
1.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, increased from $23,900 to $34,000, or 42.3%, and from $41,300 to $53,300, or 29.1%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were primarily due to higher average cash balances available for investment during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

     Other expenses of $18,300 during the three and six months ended June 30, 2001, represents expenses associated with the termination of the Agreement with Gans.

     Due to the factors described above, the Macoupin Joint Venture's net income decreased from $196,000 to $149,300, or 23.8%, and from $334,500 to $332,700, or
0.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

     Based on its experience in the cable television industry, the Macoupin Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $402,700 to $384,700, or 4.5%, for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues increased from 40.4% to 40.9% during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

     Together with the PBD Joint Venture, the Macoupin Joint Venture made no distributions to the Partnership for the three and six months ended June 30, 2001. Distributions from the Partnership to the partners totaled $125,600 and $251,800 for the three and six months ended June 30, 2001.

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

     Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Gans II and Gans III Agreements that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Gans II and Gans III Agreements.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership's Joint Ventures and certain of its affiliates, including the Joint Venture's Macoupin, Illinois and Mt. Carmel, Illinois cable systems. The bid from charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

     In August 2001, in a separate event, the corporate general partner received a non-binding letter of intent to acquire the Poplar Bluff, Missouri cable systems of the PBD Joint Venture. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners, the limited partners of its co-partners in the Joint Ventures and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

     The Joint Ventures rely upon the availability of cash generated from operations and possible borrowings to fund their ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Joint Ventures' existing cable television systems. The Macoupin Joint Venture is required by a provision of its franchise agreement with the city of Carlinville, Illinois to upgrade its cable system in the community by December 2001 at an estimated cost of $1,100,000. In addition, the Joint Venture plans to upgrade its cable plant in Girard, Illinois at an estimated cost of $1,000,000, provided the franchise agreement is renewed. The franchise agreement under negotiation with Girard is expected to require completion of a plant upgrade in the franchise area within two years. The PBD Joint Venture intends to upgrade its Mt. Carmel, Illinois and Poplar Bluff, Missouri cable systems, at an estimated cost of approximately $1,300,000 and $6,200,000, respectively, provided franchise renewals are obtained and adequate funds are available. However, the franchise authority in Poplar Bluff has terminated negotiations to renew the franchise agreement with the city. Although the Mt. Carmel, Illinois franchise agreement is still under negotiation, the PBD Joint Venture anticipates that the franchise agreement will require completion of an upgrade within two years.

     The franchise agreement with the city of Poplar Bluff expired in 1997 and the PBD Joint Venture has been negotiating renewal of the agreement with the city since that time. On February 8, 2000, voters in the city of Poplar Bluff approved the use of funds to finance construction of a municipally-owned and operated cable system. The system is intended to compete directly with the PBD Joint Venture's cable system both in the city and in Butler County, Missouri. The city-owned cable system may be built to a higher technical standard than the system owned by the PBD Joint Venture and may offer a greater number of channels at a lower monthly customer rate. The city estimates that its new system will be operational within two years. The PBD Joint Venture believes that the competing system, if built, will have a material adverse impact on its customer numbers, financial condition and results of operations. As it has for three years, the PBD Joint Venture intends to continue operating its cable system in Poplar Bluff under the terms of its expired franchise agreement and continue paying franchise fees to the city until the system can be sold. As of June 30, 2001 there were approximately 4,600 and 1,100 basic service customers in the city of Poplar Bluff and Butler County, respectively, and 4,200 and 1,000 premium service customers in the city of Poplar Bluff and Butler County, respectively.

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

    The Partnership is party to a loan agreement with Enstar Finance Company, LLC, its primary lender and a subsidiary of Enstar Communications Corporation. The loan agreement provides for a revolving loan facility of $2,000,000. The Partnership currently has no borrowings outstanding under the loan facility. The Partnership pays a commitment fee of 0.5% to Enstar Finance Company, LLC on the unborrowed portion of its facility. The Partnership's facility matures on August 31, 2001, at which time any amounts then outstanding would be due in full. It is anticipated that the loan facility will not be extended or replaced. Cash generated by operations of the Joint Ventures, together with available cash balances will used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would be lower than that of systems rebuilt to a higher technical standard.

     We believe it is critical for the Partnership to conserve cash to fund its anticipated capital expenditures. Accordingly, the Partnership does not anticipate an increase in distributions to partners at this time.

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

     Approximately 84% of the Joint Ventures' customers are served by their systems in Poplar Bluff, Missouri and Carlinville, Illinois and neighboring communities. Significant damage to these systems due to seasonal weather conditions or other events could have a material adverse effect on the Joint Ventures' liquidity and cash flows. The Joint Ventures continue to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Operating activities of the Partnership provided $241,000 cash during the six months ended June 30, 2001 primarily due to an increase in amounts due to affiliates. Financing activities of the Partnership used $251,800 cash during the six months ended June 30, 2001 primarily due to distributions to partners.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     None.

     (B) REPORTS ON FORM 8-K

     On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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

                                    By:    ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner

Date:  August 14, 2001              By:    /s/  Paul E. Martin
                                           --------------------
                                           Paul E. Martin, Vice President and
                                           Corporate Controller (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)