Form 10-Q
period 2002-03-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 2002-05-15
CIK 783763

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                        Commission File Number: 000-15705

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                             Georgia                                                 58-1648322
                             -------                                                 ----------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)


                   12405 Powerscourt Drive

                     St. Louis, Missouri                                                63131
                     -------------------                                                -----
           (Address of principal executive offices)                                  (Zip Code)

     Registrant's telephone number, including area code:                           (314) 965-0555




Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]



================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            CONDENSED BALANCE SHEETS

                                                                        MARCH 31,     DECEMBER 31,
                                                                          2002            2001 *
                                                                       -----------    -----------
                                                                       (UNAUDITED)
                                 ASSETS
         ASSETS:
            Cash                                                       $   283,600    $   288,200

            Equity in net assets of joint ventures:
               Enstar IV/PBD Systems Venture                             4,082,000      3,515,400
               Enstar Cable of Macoupin County                             900,000        859,900
                                                                       -----------    -----------
                                                                         4,982,000      4,375,300
                                                                       -----------    -----------
                   Total assets                                        $ 5,265,600    $ 4,663,500
                                                                       -----------    -----------
                            LIABILITIES AND PARTNERSHIP CAPITAL

         LIABILITIES:
            Accrued liabilities                                        $    90,200    $    26,400
            Due to affiliates                                              747,900        738,600
                                                                       -----------    -----------
                   Total liabilities                                       838,100        765,000
                                                                       -----------    -----------
         PARTNERSHIP CAPITAL (DEFICIT):
            General Partners                                               (38,800        (44,100)
            Limited Partners                                             4,466,300      3,942,600
                                                                       -----------    -----------
                   Total partnership capital                             4,427,500      3,898,500
                                                                       -----------    -----------
                   Total liabilities and partnership capital           $ 5,265,600    $ 4,663,500
                                                                       ===========    ===========


* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                        2002         2001
                                                     ----------------------
                                                           (UNAUDITED)
OPERATING EXPENSES:
   General and administrative expenses               $ (11,900)   $ (22,800)
                                                     ---------    ---------
OTHER INCOME (EXPENSE):
   Interest income                                         700           --
   Interest expense                                         --       (2,500)
   Other                                               (66,800)          --
                                                     ---------    ---------
                                                       (66,100)      (2,500)
                                                     ---------    ---------
LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES     (78,000)     (25,300)
                                                     ---------    ---------
EQUITY IN NET INCOME OF JOINT VENTURES:
     Enstar IV/PBD Systems Venture                     693,100      111,300
     Enstar Cable of Macoupin County                    40,100       61,100
                                                     ---------    ---------
                                                       733,200      172,400
                                                     ---------    ---------
NET INCOME                                           $ 655,200    $ 147,100
                                                     ---------    ---------
Net income allocated to General Partners             $   6,600    $   1,500
                                                     ---------    ---------
Net income allocated to Limited Partners             $ 648,600    $ 145,600
                                                     ---------    ---------
NET INCOME PER UNIT OF LIMITED PARTNERSHIP
     INTEREST                                        $   16.22    $    3.64
                                                     ---------    ---------
AVERAGE LIMITED PARTNERSHIP UNITS
     OUTSTANDING DURING PERIOD                          39,982       39,982
                                                     ---------    ---------

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        --------------------------
                                                             2002          2001
                                                                 (UNAUDITED)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                         $      655,200   $  147,100
     Adjustments to reconcile net income to net cash
       from operating activities:
         Equity in net income of joint ventures               (733,200)    (172,400)
         Amortization of deferred loan costs                        --        3,200
         Changes in:
           Accrued liabilities and due to affiliates            73,100      141,500
                                                        --------------   ----------
               Net cash from operating activities               (4,900)     119,400
                                                        --------------   ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from Joint Ventures                         126,500           --
                                                        --------------   ----------
               Net cash from investing activities              126,500           --
                                                        --------------   ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                (126,200)    (126,200)
                                                        --------------   ----------
               Net cash from financing activities             (126,200)    (126,200)
                                                        --------------   ----------
  NET DECREASE IN CASH                                          (4,600)      (6,800)

  CASH AT BEGINNING OF PERIOD                                  288,200      105,700
                                                        --------------   ----------
  CASH AT END OF PERIOD                                 $      283,600   $   98,900
                                                        --------------   ----------

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the Partnership) as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership, excluding revenues from the sale of cable television systems or franchises. Enstar Cable has entered into identical agreements with Enstar IV/PBD Systems Venture (the PBD Joint Venture) and Enstar Cable of Macoupin County (the Macoupin Joint Venture) (collectively, the Joint Ventures), both Georgia general partnerships, of which the Partnership is a co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's continuing operations management fee expense approximated $31,800 and $33,000 for the three months ended March 31, 2002 and 2001, respectively. The PBD Joint Venture's discontinued operations management fee expense approximated $20,500 and $30,600 for the three months ended March 31, 2002 and 2001, respectively. The Macoupin Joint Venture's management fee expense to Enstar Cable approximated $19,000 for the three months ended March 31, 2002 and 2001. In addition, the Macoupin Joint Venture is also required to pay ECC an amount equal to 1% of the Macoupin Joint Venture's gross revenues. The Macoupin Joint Venture's management fee expense to ECC approximated $4,700 for the three months ended March 31, 2002 and 2001. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

     The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture's continuing operations for these costs approximated $90,200 and $98,300 for the three months ended March 31, 2002 and 2001, respectively. The total amount charged to the PBD Joint Venture's discontinued operations for these costs approximated $59,100 and $107,600 for the three months ended March 31, 2002 and 2001, respectively. The total amount charged to the Macoupin Joint Venture for these costs approximated $49,100 and $45,000 for the three months ended March 31, 2002 and 2001, respectively.

     All programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on its costs. The PBD Joint Venture's continuing operations recorded programming fee expense of $168,000 and $151,100 for the three months ended March 31, 2002 and 2001, respectively. The PBD Joint Venture's discontinued operations recorded programming fee expense of $116,700 and $143,700 for the three months ended March 31, 2002 and 2001, respectively. The Macoupin Joint Venture recorded programming fee expense of $107,000 and $104,700 for the three months ended March 31, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

3. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

4.  EQUITY IN NET ASSETS OF JOINT VENTURES

    ENSTAR IV/PBD SYSTEMS VENTURE

     The Partnership and an affiliated partnership, Enstar Income Program IV-2, L.P. (Enstar IV-2), each own 50% of the PBD Joint Venture. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of March 31, 2002 and December 31, 2001, and the results of its operations for the three months ended March 31, 2002 and 2001 follow. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

     The Partnership, together with Enstar IV-2, entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 (the Poplar Bluff Sale), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Partnership and Enstar IV-2. All of these conditions to close the transaction were achieved and on March 21, 2002, the asset purchase agreement closed.

     The PBD Joint Venture's Dexter, Missouri headend is not included in the Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

     Beginning March 21, 2002, in accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," adopted by the Partnership on January 1, 2002, the cable systems sold in the Poplar Bluff Sale have been reclassified and presented as discontinued operations. The operating results of such cable systems sold are presented in the accompanying condensed statements of operations as income
(loss) from discontinued operations. For the period ended March 21, 2002, revenues and net loss of the cable systems sold in the Poplar Bluff Sale were $410,900 and $107,900, respectively. Net book value of investment in cable television properties sold in the Poplar Bluff Sale approximated $6,606,000 at March 21, 2002. The Partnership recorded a gain of $1,335,200 in the first quarter of 2002.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                         MARCH 31,   DECEMBER 31,
                                                           2002         2001
                                                              (UNAUDITED)
                                 ASSETS
Current assets                                          $8,580,700   $  567,800
Investment in cable television properties, net             989,800      998,800
Other assets                                                    --          400
Assets held for sale                                            --    6,842,600
                                                        ----------   ----------
                                                        $9,570,500   $8,409,600
                                                        ----------   ----------
                   LIABILITIES AND VENTURERS' CAPITAL

Current liabilities                                     $1,406,500   $1,378,800
Venturers' capital                                       8,164,000    7,030,800
                                                        ----------   ----------
                                                        $9,570,500   $8,409,600
                                                        ----------   ----------

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                                2002          2001
                                                             --------------------------
                                                                      (UNAUDITED)
REVENUES                                                     $   636,700    $   660,000
                                                             -----------    -----------
OPERATING EXPENSES:
   Service costs                                                 235,600        237,700
   General and administrative expenses                            69,700         74,400
   General partner management fees and reimbursed expenses       122,000        131,300
   Depreciation and amortization                                  52,800         46,800
                                                             -----------    -----------
                                                                 480,100        490,200
                                                             -----------    -----------
OPERATING INCOME                                                 156,600        169,800
OTHER INCOME (EXPENSE):
   Interest income                                                 2,300         27,200
   Other expense                                                      --        (16,300)
                                                             -----------    -----------
                                                                   2,300         10,900
                                                             -----------    -----------
INCOME FROM CONTINUING OPERATIONS                                158,900        180,700
INCOME (LOSS) FROM DISCOUNTINUED OPERATIONS:
   Income (loss) from discontinued operations                   (107,900)        41,800
   Gain on sale of assets                                      1,335,200             --
                                                             -----------    -----------
                                                               1,227,300         41,800
                                                             -----------    -----------
NET INCOME                                                   $ 1,386,200    $   222,500
                                                             -----------    -----------

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

    ENSTAR CABLE OF MACOUPIN COUNTY

     The Partnership and two affiliated partnerships, Enstar IV-2 and Enstar Income Program IV-3, L.P. (Enstar IV-3), each own one-third of the Macoupin Joint Venture. Each of the co-partners share equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method. Summarized financial information for the Macoupin Joint Venture as of March 31, 2002 and December 31, 2001, and the results of its operations for the three months ended March 31, 2002 and 2001 follow. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

                                                        MARCH 31,    DECEMBER 31,
                                                          2002          2001 *
                                                        ----------   ----------
                                                       (UNAUDITED)
                                 ASSETS
Current assets                                          $  950,700   $  957,700
Investment in cable television properties, net           2,179,600    2,260,700
Other assets                                                   700          700
                                                        ----------   ----------
                                                        $3,131,000   $3,219,100
                                                        ----------   ----------
                   LIABILITIES AND VENTURERS' CAPITAL

Current liabilities                                     $  431,000   $  639,400
Venturers' capital                                       2,700,000    2,579,700
                                                        ----------   ----------
                                                        $3,131,000   $3,219,100
                                                        ----------   ----------


* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             -------------------
                                                              2002        2001
                                                             -------------------
                                                                 (UNAUDITED)
REVENUES                                                     $474,000   $474,800
                                                             --------   --------
OPERATING EXPENSES:
   Service costs                                              157,900    152,000
   General and administrative expenses                         49,200     37,200
   General partner management fees and reimbursed expenses     72,800     68,700
   Depreciation and amortization                               75,800     52,800
                                                             --------   --------
                                                              355,700    310,700
                                                             --------   --------
OPERATING INCOME                                              118,300    164,100
OTHER INCOME:
   Interest income                                              2,000     19,300
                                                             --------   --------
NET INCOME                                                   $120,300   $183,400
                                                             --------   --------

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)
6. SALE OF ASSETS

     On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar IV-2 and Enstar IV-3, completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC (CCE-1), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,359,700, the Partnership's one-third share of which is approximately $3,119,900, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $5,080,600, the Partnership's one-half share of which is approximately $2,540,300. As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. Beginning April 10, 2002, the Partnership will present the Mt. Carmel cable television systems as discontinued operations and the Macoupin Joint Venture on a liquidation basis. During the three months ended March 31, 2002, the Mt. Carmel cable television systems and the Macoupin Joint Venture earned revenue of $257,400 and $474,000, respectively. The Mt. Carmel cable television systems and the Macoupin Joint Venture had approximately 2,200 and 600, and 3,900 and 1,200 basic and premium customers, respectively. The Mt. Carmel cable television systems and the Macoupin Joint Venture expect to recognize a gain from the sale of its cable television systems, although no assurance can be given regarding this matter.

7. RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership and Joint Ventures beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership or Joint Ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, for additional information regarding such matters and the effect thereof on our business.

     All of our cable television business operations are conducted through participation as a partner with a 50% and a one-third interest in Enstar IV/PBD Systems Venture (the PBD Joint Venture) and Enstar Cable of Macoupin County (the Macoupin Joint Venture), (collectively, the Joint Ventures), respectively. Our participation in the Joint Ventures is equal to our affiliated partner, Enstar Income Program IV-2, L.P. (Enstar IV-2), of the PBD Joint Venture, and partners, Enstar IV-2 and Enstar Income Program IV-3, L.P. (Enstar IV-3), of the Macoupin Joint Venture, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering our financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

    THE PARTNERSHIP

     All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $126,200 to the partners during the three months ended March 31, 2002 and 2001. Distributions from the Joint Ventures were $126,500 and $0 during the three months ended March 31, 2002 and 2001, respectively.

     Other expense of $66,800 for the three months ended March 31, 2002 represents costs associated with the sale of the Joint Ventures' assets.

     Operating activities used $4,900 and provided $119,400 during the three months ended March 31, 2002 and 2001, respectively, primarily due to an increase in amounts due to affiliates. Investing activities provided $126,500 and $0 during the three months ended March 31, 2002 and 2001, respectively, due to distributions from the Joint Ventures. Financing activities used $126,200 during the three months ended March 31, 2002 and 2001 primarily due to distributions to partners.

    THE ENSTAR IV/PBD SYSTEMS VENTURE

     The PBD Joint Venture's revenues from continuing operations decreased $23,300 from $660,000 to $636,700, or 3.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The PBD Joint Venture's revenues from discontinued operations decreased $200,500 from $611,400 to $410,900, or 32.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2002 and 2001, the PBD Joint Venture had approximately 9,900 and 11,900 basic service customers, respectively, and 2,100 and 3,100 premium service customers, respectively.

     Service costs of continuing operations decreased $2,100 from $237,700 to $235,600, or less than 1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs of discontinued operations decreased $77,600 from $248,900 to $171,300, or 31.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease is primarily due to the decline in customers.

     General and administrative expenses of continuing operations decreased $4,700 from $74,400 to $69,700, or 6.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. General and administrative expenses of discontinued operations decreased $5,400 from $52,600 to $47,200, or 10.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decrease in bad debt expense.

     General partner management fees and reimbursed expenses of continuing operations decreased $9,300 from $131,300 to $122,000, or 7.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. General partner management fees and reimbursed expenses of discontinued operations decreased $58,600 from $138,200 to $79,600, or 42.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to a decrease in the cost of general and administrative services being provided and billed to us by Charter, as compared to the corresponding period in 2001.

     Depreciation and amortization expense of continuing operations increased $6,000 from $46,800 to $52,800, or 12.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Depreciation and amortization expense of discontinued operations increased $129,200 from $91,500 to $220,700, or 141.2%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to capital expenditures during 2001 and the three months ended March 31, 2002.

     Due to the factors described above, operating income from continuing operations decreased $13,200 from $169,800 to $156,600, or 7.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Operating income from discontinued operations decreased $188,100 from $80,200 to an operating loss of $107,900, or 234.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Interest income from continuing operations decreased $24,900 from $27,200 to $2,300, or 91.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to lower average cash balances available for investment coupled with lower interest rates during the first three months of 2002 as compared to the corresponding period in 2001.

     Other expense of continuing operations decreased $16,300 from $16,300 to $0, or 100.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Other expense of discontinued operations decreased $38,400 from $38,400 to $0, or 100.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Other expense consists of costs associated with the sale of the PBD Joint Venture's assets.

     Due to the factors described above, the PBD Joint Venture's net income from continuing operations decreased $21,800 from $180,700 to $158,900 or 12.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The PBD Joint Venture's net income from discontinued operations decreased $149,700 from $41,800 to a net loss of $107,900, or 358.1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Based on its experience in the cable television industry, the PBD Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA from continuing operations increased $9,100 from $200,300 to $209,400, or 4.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA from discontinued operations decreased $20,500 from $133,300 to $112,800, or 15.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues from continuing operations increased 2.6% from 30.3% to 32.9% during the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues from discontinued operations increased 5.7% from 21.8% to 27.5% during the three months ended March 31, 2002 compared to the corresponding period in 2001.

    ENSTAR CABLE OF MACOUPIN COUNTY

     The Macoupin Joint Venture's revenues decreased $800 from $474,800 to $474,000 or less than 1%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. As of March 31, 2002 and 2001, the Joint Venture had approximately 3,900 and 4,100 basic service customers, respectively, and 1,200 and 1,000 premium service customers, respectively.

     Service costs increased $5,900 from $152,000 to $157,900, or 3.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in programming rates.

     General and administrative expenses increased $12,000 from $37,200 to $49,200, or 32.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was due primarily to an increase in bad debt expense during 2002.

     General partner management fees and reimbursed expenses increased $4,100 from $68,700 to $72,800, or 6.0%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in administrative activities provided by the Corporate General Partner on our behalf.

     Depreciation and amortization expense increased $23,000 from $52,800 to $75,800, or 43.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The increase was primarily due to an increase in capital expenditures during the last three quarters of 2001 and the three months ended March 31, 2002.

     Due to the factors described above, operating income decreased $45,800 from $164,100 to $118,300, or 27.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Interest income decreased $17,300 from $19,300 to $2,000, or 89.6%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was primarily due to lower average cash balances available for investment during the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Due to the factors described above, the Joint Venture's net income decreased $63,100 from $183,400 to $120,300, or 34.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

     Based on its experience in the cable television industry, the Joint Venture believes that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles
(GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $22,800 from $216,900 to $194,100, or 10.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 4.8% from 45.7% to 40.9% during the three months ended March 31, 2002 compared to the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective, having invested net offering proceeds in the Joint Ventures, is to distribute to our partners distributions of cash flow received from the Joint Ventures' operations and proceeds from the sale of the Joint Ventures' cable television systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems. Effective during the second quarter of 2002, quarterly distributions will be suspended in light of the sale of assets.

     We believe that cash generated by operations of the Joint Ventures will be adequate to fund capital expenditures and other liquidity requirements in 2002 and beyond. At this time, the Joint Ventures do not anticipate making significant additional upgrades to cable plant or headend electronics.

INVESTING ACTIVITIES

     Significant capital would be required for a full plant and headend upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Ventures' capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Ventures' systems.

         The estimated cost of upgrading the PBD Joint Venture's system to two-way capability in order to be able to offer high-speed Internet service from the Dexter headend, as well as to increase channel capacity and allow additional video services, would be approximately $2.4 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.8 million (for an upgrade to 870 MHz capacity).

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

DISCONTINUED OPERATIONS

     Together with Enstar IV-2, we entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 (the Poplar Bluff Sale), our one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by our Limited Partners and Enstar IV-2's Limited Partners. All of these conditions to close the transaction were achieved and on March 21, 2002, the asset purchase agreement closed.

     The PBD Joint Venture's Dexter, Missouri headend is not included in either the Charter Sale or Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

     After setting aside a $1,500,000 reserve to fund the Dexter headend's working capital needs, and paying or providing for the payment of the expenses of the Poplar Bluff Sale, the Corporate General Partner will make one or more distributions of the PBD Joint Venture's allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We intend to make an initial distribution of approximately $133 per Limited Partnership unit on or about May 15, 2002, with a second distribution of approximately $43 per Limited Partnership unit on or about September 30, 2002 from the Poplar Bluff Sale and sale of the Macoupin Joint Venture.

     Beginning March 21, 2002, in accordance with the Statement of Financial Accounting Standards (SFAS)

No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," adopted by the Partnership on January 1, 2002, the cable systems sold in the Poplar Bluff Sale have been reclassified and presented as discontinued operations. The operating results of such cable systems sold are presented in the accompanying condensed statements of operations as income (loss) from discontinued operations. For the period ended March 21, 2002, revenues and net loss of the cable systems sold in the Poplar Bluff Sale were $410,900 and $107,900, respectively. Net book value of investment in cable television properties sold in the Poplar Bluff Sale approximated $6,606,000 at March 21, 2002. The Partnership recorded a gain of $1,335,200 in the first quarter of 2002.

SALE OF ASSETS

     On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we, together with our affiliates, Enstar IV-2 and Enstar IV-3, completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC (CCE-1), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications Holdings Company, LLC, for a total sale price of approximately $9,359,700, our one-third share of which is approximately $3,119,900, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $5,080,600, our one-half share of which is approximately $2,540,300. As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. Beginning April 10, 2002, we will present the Mt. Carmel cable television systems as discontinued operations and the Macoupin Joint Venture on a liquidation basis. During the three months ended March 31, 2002, the Mt. Carmel cable television systems and the Macoupin Joint Venture earned revenue of $257,400 and $474,000, respectively. The Mt. Carmel cable television systems and the Macoupin Joint Venture had approximately 2,200 and 600, and 3,900 and 1,200 basic and premium customers, respectively. The Mt. Carmel cable television systems and the Macoupin Joint Venture expect to recognize a gain from the sale of its cable television systems, although no assurance can be given regarding this matter.

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

     Approximately 100% of the PBD Joint Venture's customers from continuing operations are served by its system in Dexter, Missouri, and neighboring communities. Significant damage to this system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The PBD Joint Venture continues to purchase insurance coverage in amounts their management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce the Joint Venture's revenues and operating cash flow as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us and the Joint Ventures beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.

INFLATION

     Certain of our expenses, including the Joint Ventures, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Joint Ventures do not believe that their financial results have been, or will be, adversely affected by inflation in a material manner, provided that the Joint Ventures and us are able to increase our service prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

          2.1 Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No.
               000-15705 dated April 19, 2002.)

          3.1 Amendment dated April 10, 2002, to the Second Amended and Restated Agreement of Limited Partnership of Enstar Income Program IV-1, L.P., dated as of August 1, 1988. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-15705 dated April 19, 2002.)

    (b) REPORTS ON FORM 8-K

     On April 5, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with the City of Poplar Bluff.

     On April 22, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ENSTAR INCOME PROGRAM IV-1, L.P.


                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             ---------------------------------
                                             Corporate General Partner

Date:  May 15, 2002                     By:  /s/  Paul E. Martin
                                             -------------------
                                             Paul E. Martin
                                             Senior Vice President, Corporate
                                             Controller (Principal Accounting
                                             Officer)