Form 10-Q
period 2002-06-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 2002-08-14
CIK 783763

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-15705

ENSTAR INCOME PROGRAM IV-1, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1648322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-1, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED BALANCE SHEETS

                                                                               June 30,     December 31,
                                                                                 2002         2001 *
                                                                             ------------  ------------
                                                                             (unaudited)
                              ASSETS
ASSETS:
   Cash.................................................................... $    127,200  $    288,200

   Equity in net assets of joint ventures:
     Enstar IV/PBD Systems Venture.........................................    2,578,600     3,515,400
     Enstar Cable of Macoupin County.......................................    1,874,800       859,900
                                                                             ------------  ------------
         Total assets...................................................... $  4,580,600  $  4,663,500
                                                                             ------------  ------------

                LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities..................................................... $     47,400  $     26,400
   Due to affiliates.......................................................      594,600       738,600
                                                                             ------------  ------------
          Total liabilities................................................      642,000       765,000
                                                                             ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners........................................................        1,400       (44,100)
   Limited Partners........................................................    3,937,200     3,942,600
                                                                             ------------  ------------
          Total partnership capital........................................    3,938,600     3,898,500
                                                                             ------------  ------------
          Total liabilities and partnership capital........................ $  4,580,600  $  4,663,500
                                                                             ============  ============

* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                          --------------------------  --------------------------
                                                              2002          2001          2002          2001
                                                          ------------  ------------  ------------  ------------
                                                                 (unaudited)                 (unaudited)

OPERATING EXPENSES:
   General and administrative expenses.................. $     20,900  $     14,400  $     32,800  $     34,000
   Amortization ........................................           --         4,400            --         7,600
                                                          ------------  ------------  ------------  ------------
                                                               20,900        18,800        32,800        41,600
                                                          ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income......................................          600            --         1,300            --
   Interest expense.....................................           --        (2,500)           --        (5,000)
   Other expense........................................     (164,300)           --      (231,100)           --
                                                          ------------  ------------  ------------  ------------
                                                             (163,700)       (2,500)     (229,800)       (5,000)
                                                          ------------  ------------  ------------  ------------
LOSS BEFORE EQUITY IN NET INCOME OF JOINT VENTURES......     (184,600)      (21,300)     (262,600)      (46,600)
                                                          ------------  ------------  ------------  ------------
EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture........................    2,496,600        92,700     3,189,700       204,000
   Enstar Cable of Macoupin County......................    2,304,800        49,800     2,344,900       110,900
                                                          ------------  ------------  ------------  ------------
                                                            4,801,400       142,500     5,534,600       314,900
                                                          ------------  ------------  ------------  ------------
NET INCOME.............................................. $  4,616,800  $    121,200  $  5,272,000  $    268,300
                                                          ============  ============  ============  ============
Net income allocated to General Partners................ $     91,300  $      1,200  $     97,900  $      2,700
                                                          ============  ============  ============  ============
Net income allocated to Limited Partners................ $  4,525,500  $    120,000  $  5,174,100  $    265,600
                                                          ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST..... $     113.19  $       3.00  $     129.41  $       6.64
                                                          ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PER       39,982        39,982        39,982        39,982
                                                          ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                     ------------------------
                                                                                        2002         2001
                                                                                     -----------  -----------
                                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................... $ 5,272,000  $   268,300
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Equity in net income of joint ventures.......................................  (5,534,600)    (314,900)
      Amortization of deferred loan costs..........................................          --        7,600
      Changes in:
      Prepaids.....................................................................          --           --
      Accounts payable and due to affiliates.......................................    (123,000)     280,000
                                                                                     -----------  -----------
          Net cash flows from operating activities.................................    (385,600)     241,000
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures...............................................   5,456,500           --
                                                                                     -----------  -----------
          Net cash flows from investing activities.................................   5,456,500           --
                                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners.......................................................  (5,231,900)    (251,800)
                                                                                     -----------  -----------
          Net cash flows from financing activities.................................  (5,231,900)    (251,800)
                                                                                     -----------  -----------
NET DECREASE IN CASH ..............................................................    (161,000)     (10,800)

CASH, beginning of period..........................................................     288,200      105,700
                                                                                     -----------  -----------
CASH, end of period................................................................ $   127,200  $    94,900
                                                                                     ===========  ===========

See accompanying notes to consdensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the Partnership) as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from the operations of the Partnership, excluding revenues from the sale of cable television systems or franchises.

Enstar Cable has entered into identical agreements with Enstar IV/PBD Systems Venture (the PBD Joint Venture) and Enstar Cable of Macoupin County (the Macoupin Joint Venture) (collectively, the Joint Ventures), both Georgia general partnerships, of which the Partnership is a joint venturer and co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $19,500 and $63,800 ($18,100 and $20,600 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $71,900 and $127,400 ($37,100 and $40,900 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively. The Macoupin Joint Venture's management fee expense approximated $2,100 and $18,600 for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, respectively, and $21,000 and $37,600 for the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, respectively. In addition, the Macoupin Joint Venture is also required to pay ECC an amount equal to 1% of the Macoupin Joint Venture's gross revenues. The Macoupin Joint Venture's management fee expense to ECC approximated $500 and $4,700 for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, respectively, and $5,300 and $9,400 for the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $30,300 and $215,100 ($20,800 and $28,600 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $179,600 and $421,000 ($75,300 and $86,800 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively. The total amount charged to the Macoupin Joint Venture for these costs approximated $14,800 and $50,000 for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, respectively, and $63,900 and $95,000 for the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, respectively.

All programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $105,700 and $303,100 ($99,000 and $104,100 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $390,400 and $597,900 ($323,400 and $199,900 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively. The Macoupin Joint Venture recorded programming fee expense of $12,500 and $98,400 for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, respectively, and $119,500 and $202,100 for the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

All amounts owed to the General Partner and affiliates are non-interest bearing.

3. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income excluding gain on sale of cable systems has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to eliminate their negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners.

4. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar Income Program IV-2, L.P. (Enstar IV-2) (collectively, the joint venturers), each own 50% of the PBD Joint Venture. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of June 30, 2002 and December 31, 2001, and the results of its operations for the three and six months ended June 30, 2002 and 2001 follow. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The joint venturers entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 (the Poplar Bluff Sale), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Partnership and Enstar IV-2. All of these conditions to close the transaction were met and on March 21, 2002, the asset purchase agreement closed. At the time of closing, $3,000,000 of the sale price was placed in an indemnification escrow account until mutual satisfaction of representations and warranties related to the sold cable systems was attained. In August 2002, mutual satisfaction was achieved and the $3,000,000 was released to the PBD Joint Venture. The cable systems sold in the Poplar Bluff Sale were presented as discontinued operations in the PBD Joint Venture's financial statements presented below.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the joint venturers completed the sale to Interlink Communications Partners, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800 (the Mt. Carmel Sale), the Partnership's one-half share of which is approximately $2,497,400. As a pre- condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The cable systems sold in the Mt. Carmel Sale were presented as discontinued operations in the PBD Joint Venture's financial statements presented below.

The PBD Joint Venture's Dexter, Missouri headend, which served 3,700 basic service customers as of June 30, 2002, was not included in the Poplar Bluff Sale or the Mt. Carmel Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the Poplar Bluff and Mt. Carmel cable television systems were reclassified and presented as discontinued operations. The operating results and gain on sale of such cable systems are presented as discontinued operations in the PBD Joint Venture's condensed statements of operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $697,000 and $1,728,500, respectively, and loss from discontinued operations, excluding the gain on sale of cable systems, totaled a loss of $34,800 and income of $229,100, respectively. For the three months ended June 30, 2001 revenue and income from discontinued operations, excluding the gain on sale of cable systems, approximated $864,700 and $89,400, respectively. Net book value of investment in the Poplar Bluff and Mt. Carmel cable television systems approximated $6,584,800 and $189,100, respectively, at their respective sales date. The PBD Joint Venture recorded gains of $1,415,000 and $4,805,800 on the sale of Poplar Bluff and Mt. Carmel, respectively.

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED BALANCE SHEETS

                                                            June 30,   December 31
                                                              2002        2001
                                                           ----------  ----------
                                                           (unaudited)
                        ASSETS

Current assets........................................... $2,906,900  $  535,400
Receivable for sale of cable systems.....................  3,000,000          --
Investment in cable television properties, net...........    812,500     804,100
Other assets.............................................         --          --
Assets related to discontinued operations................         --   7,070,100
                                                           ----------  ----------
                                                          $6,719,400  $8,409,600
                                                           ==========  ==========

            LIABILITIES AND VENTURERS' CAPITAL

Current liabilities...................................... $1,562,200  $1,378,800
Venturers' capital.......................................  5,157,200   7,030,800
                                                           ----------  ----------
                                                          $6,719,400  $8,409,600
                                                           ==========  ==========

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF OPERATIONS

                                                                              Three Months Ended       Six Months Ended
                                                                                  June 30,                  June 30,
                                                                          ------------------------  --------------------
                                                                             2002         2001         2002      2001
                                                                          -----------  -----------  ---------- ---------
                                                                                 (unaudited)        (unaudited)

REVENUES................................................................ $   362,100  $   411,200  $  741,400 $ 818,800
                                                                          -----------  -----------  ---------- ---------
OPERATING EXPENSES:
   Service costs........................................................     152,300      192,500     310,300   352,700
   General and administrative expenses..................................      50,700       63,900      94,100   106,800
   General partner management fees and reimbursed expenses..............      38,900       49,200     112,400   127,700
   Depreciation and amortization........................................      17,700       22,300      55,500    63,200
                                                                          -----------  -----------  ---------- ---------
                                                                             259,600      327,900     572,300   650,400
                                                                          -----------  -----------  ---------- ---------
OPERATING INCOME........................................................     102,500       83,300     169,100   168,400

OTHER INCOME (EXPENSE):
   Interest income......................................................      22,000       30,700      24,300    57,900
   Other expense........................................................          --      (17,900)         --   (47,400)
                                                                          -----------  -----------  ---------- ---------
                                                                              22,000       12,800      24,300    10,500
                                                                          -----------  -----------  ---------- ---------
INCOME FROM CONTINUING OPERATIONS.......................................     124,500       96,100     193,400   178,900

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations...........................     (16,900)      89,400     (34,800)  229,100
   Gain on sale of cable systems........................................   4,885,600           --   6,220,800        --
                                                                          -----------  -----------  ---------- ---------
                                                                           4,868,700       89,400   6,186,000   229,100
                                                                          -----------  -----------  ---------- ---------
NET INCOME...............................................................$ 4,993,200  $   185,500  $6,379,400 $ 408,000
                                                                          ===========  ===========  ========== =========

ENSTAR CABLE OF MACOUPIN COUNTY

The Partnership and two affiliated partnerships, Enstar IV-2 and Enstar Income Program IV-3, L.P. (Enstar IV-3), each own one-third of the Macoupin Joint Venture. Each of the co-partners share equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale, together with its affiliates, Enstar IV-2 and Enstar IV-3, of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC (CCE-I), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600. As a pre-condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

As a result of this transaction, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 11, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting.

The Corporate General Partner's intention is to settle the outstanding obligations of the Macoupin Joint Venture and terminate the Macoupin Joint Venture as expeditiously as possible. Final dissolution of the Macoupin Joint Venture and related cash distributions to the joint venturers and Enstar IV-3 will occur upon obtaining final resolution of all liquidation issues.

Summarized financial information for the Macoupin Joint Venture as of June 30, 2002 and for the period from April 11, 2002 to June 30, 2002 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. Summarized results of operations is also presented for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, as well as the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001.

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF JUNE 30, 2002
(Unaudited)

ASSETS, at estimated realizable values:
   Current assets....................................... $  6,336,700
                                                          ------------
TOTAL ASSETS............................................    6,336,700
                                                          ------------
LIABILITIES, at estimated settlement amounts:
   Current liabilities..................................      712,400
                                                          ------------
TOTAL LIABILITIES.......................................      712,400
                                                          ------------
NET ASSETS IN LIQUIDATION............................... $  5,624,300
                                                          ============

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
FOR THE PERIOD FROM APRIL 11, 2002 TO JUNE 30, 2002
(Unaudited)

 Additions:
   Interest income...................................... $     24,400
                                                          ------------
                                                               24,400
                                                          ------------
 Deductions:
   Distributions to Joint Venturers.....................    3,990,000
                                                          ------------
                                                            3,990,000
                                                          ------------
      Net change in assets in liquidation...............   (3,965,600)

NET ASSETS IN LIQUIDATION, beginning of period..........    9,589,900
                                                          ------------
NET ASSETS IN LIQUIDATION, end of period................ $  5,624,300
                                                          ============

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF OPERATIONS

                                                               Period from                         Period from
                                                              April 1, 2002                      January 1, 2002
                                                                   to         Three Months Ended       to         Six Months Ended
                                                             April 10, 2002     June 30, 2001    April 10, 2002   June 30, 2001
                                                             ---------------  -----------------  ---------------  -------------
                                                               (unaudited)                         (unaudited)

REVENUES................................................... $        52,000  $         466,100  $       526,000  $     940,900

GAIN ON SALE OF CABLE SYSTEMS..............................       6,918,500                 --        6,918,500             --

OPERATING EXPENSES:
   Service costs...........................................          14,400            152,100          172,300        304,100
   General and administrative expenses.....................          38,200             54,600           87,400         91,800
   General partner management fees and reimbursed expenses.          17,400             73,300           90,200        142,000
   Depreciation and amortization...........................          10,800             52,500           86,600        105,300
                                                             ---------------  -----------------  ---------------  -------------
                                                                     80,800            332,500          436,500        643,200
                                                             ---------------  -----------------  ---------------  -------------
OPERATING INCOME (LOSS)                                           6,889,700            133,600        7,008,000        297,700

OTHER INCOME (EXPENSE):
   Interest income.........................................             200             34,000            2,200         53,300
   Other expense...........................................              --            (18,300)              --        (18,300)
                                                             ---------------  -----------------  ---------------  -------------
                                                                        200             15,700            2,200         35,000
                                                             ---------------  -----------------  ---------------  -------------
NET INCOME................................................. $     6,889,900  $         149,300  $     7,010,200  $     332,700
                                                             ===============  =================  ===============  =============

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's or Joint Ventures' financial statements.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $5,231,900 and $251,800 during the six months ended June 30, 2002 and 2001, respectively. Distributions from the Joint Ventures were $5,456,500 during the six months ended June 30, 2002, respectively. No distributions were made from the Joint Ventures during 2001.

Other expense of $164,300 and $231,100 for the three and six months ended June 30, 2002 represents transaction costs and taxes associated with the sale of certain of the Joint Ventures' cable systems.

Operating activities used cash of $385,600 and provided cash of $241,000 during the six months ended June 30, 2002 and 2001, respectively, primarily due to an increase in other expenses, discussed above, reducing net income. Investing activities provided cash of $5,456,500 during the six months ended June 30, 2002 due to distributions from the Joint Ventures. Financing activities used cash of $5,231,900 and $251,800 during the six months ended June 30, 2002 and 2001, respectively, due to distributions to partners.

THE ENSTAR IV/PBD SYSTEMS VENTURE

On March 21, 2002 and April 10, 2002, the PBD Joint Venture completed the sales of the Poplar Bluff and the Mt. Carmel cable television systems, respectively. The following discussion of the results of operations excludes discontinued operations for the six months ended June 30, 2002 and 2001.

The PBD Joint Venture's revenues decreased $49,100 from $411,200 to $362,100, or 11.9%, and $77,400 from $818,800 to $741,400, or 9.5%, for the three and six months ended June 30, 2002, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of basic customers. As of June 30, 2002 and 2001, the PBD Joint Venture had approximately 3,700 and 3,900 basic service customers, respectively, and 600 and 800 premium service customers, respectively.

Service costs decreased $40,200 from $192,500 to $152,300, or 20.9%, and $42,400 from $352,700 to $310,300, 12.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in customers described above.

General and administrative expenses decreased $13,200 from $63,900 to $50,700, or 20.7%, and $12,700 from $106,800 to $94,100, or 11.9%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in bad debt expense.

General partner management fees and reimbursed expenses decreased $10,300 from $49,200 to $38,900, or 20.9%, and $15,300 from $127,700 to $112,400, or 12.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in the cost of general and administrative services being provided and billed to the PBD Joint Venture by Charter, as compared to the corresponding periods in 2001.

Depreciation and amortization expense decreased $4,600 from $22,300 to $17,700, or 20.6%, and $7,700 from $63,200 to $55,500, or 12.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to certain fixed assets becoming fully depreciated during the last half of 2001 and the first half of 2002.

Due to the factors described above, operating income increased $19,200 from $83,300 to $102,500, or 23.0%, and $700 from $168,400 to $169,100, or less than 1%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased $8,700 from $30,700 to $22,000, or 28.3%, and $33,600 from $57,900 to $24,300, or 58.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to lower average cash balances available for investment coupled with lower interest rates during the first six months of 2002 as compared to the corresponding periods in 2001.

Other expense of $17,900 and $47,400 for the three and six months ended June 30, 2001 represents costs associated with a previously unexecuted sales proposal.

Due to the factors described above, our income from continuing operations increased $28,400 from $96,100 to $124,500 and $14,500 from $178,900 to $193,400 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Our income from discontinued operations decreased $106,300 from income of $89,400 to a loss of $16,900 and $263,900 from income of $229,100 to a loss of $34,800 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001 as a result of loss of customers. Gain on sale of cable systems totaled $4,885,600 and $6,220,800 for the three and six months ended June 30, 2002, respectively. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems.

ENSTAR CABLE OF MACOUPIN COUNTY

The Macoupin Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 4 to the condensed financial statements. Accordingly, no discussion of operating results for the period from April 1, 2002 to April 10, 2002 and the three months ended June 30, 2001, as well as the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, has been provided as such analysis is not meaningful.

Net assets in liquidation at June 30, 2002 were $5,624,300, consisting of cash of $6,336,700, offset by current liabilities of $712,400. The net change in net assets in liquidation during the period from April 11, 2002 to June 30, 2002 was a decrease of $3,965,600, which was primarily due to distributions to the joint venturers.

Final dissolution of the Macoupin Joint Venture and related cash distributions to the joint venturers will occur upon obtaining final resolution of all liquidation issues.

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

We believe that cash generated by continuing operations of the PBD Joint Venture will be adequate to fund any required capital expenditures as required by franchise authorities and other liquidity requirements in 2002 and beyond. At this time, the PBD Joint Venture does not anticipate making significant additional upgrades to the Dexter, Missouri cable plant or headend electronics.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Ventures' capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Ventures' systems.

The estimated cost of upgrading the PBD Joint Venture's system to two-way capability in order to be able to offer high-speed Internet service from the Dexter, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $2.4 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.8 million (for an upgrade to 870 MHz capacity).

FINANCING ACTIVITIES

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Joint Ventures, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any cable systems upgrades as required by franchise authorities. As a result, the value of our systems would likely be lower than that of systems built to a higher technical standard.

DISCONTINUED OPERATIONS

Together with Enstar IV-2, we entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 (the Poplar Bluff Sale), our one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by our Limited Partners and Enstar IV-2's Limited Partners. All of these conditions to close the transaction were met and on March 21, 2002, the asset purchase agreement closed. At the time of closing, $3,000,000 of the sale price was placed in an indemnification escrow account until mutual satisfaction of representations and warranties related to the sold cable systems was attained. In August 2002, mutual satisfaction was achieved and the $3,000,000 was released to the PBD Joint Venture. The cable systems sold in the Poplar Bluff sale were presented as discontinued operations in the PBD Joint Venture financial statements included herein.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we, together with our affiliates, Enstar IV-2 and Enstar IV-3, completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC (CCE-I), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, our one-third share of which is approximately $3,025,600. Pursuant to the same asset purchase agreement, we, together with Enstar IV-2, completed the sale to Interlink Communications Partners, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800, our one-half share of which is approximately $2,497,400 (collectively, the Charter Sale), net of transaction costs. As a pre- condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The cable systems sold in the Mt. Carmel sale were presented as discontinued operations in the PBD Joint Venture's financial statements and the cable systems sold in the Charter Sale were presented in the Macoupin Joint Venture's financial statements on a liquidation basis. There were no significant adjustments recorded upon changing to liquidation basis accounting.

The PBD Joint Venture's Dexter, Missouri headend, which served 3,700 basic customers as of June 30, 2002, was not included in the Charter Sale or Poplar Bluff Sale and will continue to be owned by the PBD Joint Venture and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Dexter headend will ever be sold.

After setting aside $1,500,000 to fund the Dexter headend's working capital needs, and paying or providing for the payment of the expenses of the Poplar Bluff Sale and the Charter Sale, the Corporate General Partner will make one or more distributions from the PBD Joint Venture to the Partnership of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution on or about May 15, 2002, with a second distribution scheduled to be made on or about September 30, 2002 from the proceeds of the Poplar Bluff Sale and the Charter Sale.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the Poplar Bluff and Mt. Carmel cable television systems were reclassified and presented as discontinued operations. The operating results and gain on sale of such cable systems are presented as discontinued operations in the PBD Joint Venture's condensed statements of operations. For the period from January 1, 2002 to April 10, 2002 revenues of the sold cable systems were $697,000 and $1,728,500, respectively, and loss or income from discontinued operations, excluding the gain on sale of cable systems, totaled a loss of $34,800 and income of $229,100, respectively. For the three months ended June 30, 2001 revenue and income from discontinued operations approximated $864,700 and $89,400, respectively. Net book value of investment in the Poplar Bluff and Mt. Carmel cable television systems approximated $6,584,800 and $189,100, respectively, at their respective sales date. The PBD Joint Venture recorded gains of $1,415,000 and $4,805,800 on the sale of Poplar Bluff and Mt. Carmel, respectively.

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

All of the PBD Joint Venture's customers from continuing operations are served by its system in Dexter, Missouri, and neighboring communities. Significant damage to this system due to seasonal weather conditions or other events could have a material adverse effect on the Joint Venture's liquidity and cash flows. The PBD Joint Venture continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's or Joint Ventures' financial statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

POPLAR BLUFF PROPOSAL. The holders of limited partnership units voted to approve the sale of the PBD Joint Venture's Poplar Bluff franchise area to the City of Poplar Bluff. The voting results are set forth below:

FOR	AGAINST	ABSTAIN
26,484	349	1,335

CHARTER SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the PBD Joint Venture's Mt. Carmel system to Interlink Communications Partners, LLC and the Macoupin Joint Venture systems to Charter Communications Entertainment I, LLC. Both buyers are affiliates of Enstar Communication Corporation, the Corporate General Partner. The voting results are set forth below:

FOR	AGAINST	ABSTAIN
27,956	116	96

There are 39,982 shares outstanding with 1,276 total holders. 755 total holders voted on this matter. The proxy process was expired on April 15, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On April 5, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with the City of Poplar Bluff.

On April 22, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM IV-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith