Form 10-Q
period 2002-09-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 2002-11-14
CIK 783763

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-1, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED BALANCE SHEETS

                                                                             September 30,  December 31,
                                                                                 2002          2001
                                                                             ------------  ------------
                                                                             (unaudited)
                              ASSETS
ASSETS:
   Cash.................................................................... $     96,500  $    288,200

   Equity in net assets of joint ventures:
     Enstar IV/PBD Systems Venture.........................................    2,660,900     3,515,400
     Enstar Cable of Macoupin County.......................................       41,500       859,900
                                                                             ------------  ------------
         Total assets...................................................... $  2,798,900  $  4,663,500
                                                                             ------------  ------------

                LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities..................................................... $    306,700  $     26,400
   Due to affiliates.......................................................      453,600       738,600
                                                                             ------------  ------------
          Total liabilities................................................      760,300       765,000
                                                                             ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners........................................................      (18,200)      (44,100)
   Limited Partners........................................................    2,056,800     3,942,600
                                                                             ------------  ------------
          Total partnership capital........................................    2,038,600     3,898,500
                                                                             ------------  ------------
          Total liabilities and partnership capital........................ $  2,798,900  $  4,663,500
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                             --------------------------  --------------------------
                                                                 2002          2001          2002          2001
                                                             ------------  ------------  ------------  ------------
                                                                    (unaudited)                 (unaudited)

EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture........................... $     82,500  $     96,300  $  3,272,200  $    300,300
   Enstar Cable of Macoupin County.........................       15,800        41,400     2,360,700       152,300
                                                             ------------  ------------  ------------  ------------
                                                                  98,300       137,700     5,632,900       452,600
                                                             ------------  ------------  ------------  ------------
GENERAL AND ADMINISTRATIVE EXPENSES........................      (13,900)      (16,700)      (46,700)      (50,700)
                                                             ------------  ------------  ------------  ------------
OTHER INCOME (EXPENSE):
   Interest income.........................................           --            --         1,300            --
   Interest expense........................................           --        (3,700)           --        (8,700)
   Other income (expense)..................................       17,800       (11,200)     (213,300)      (18,800)
                                                             ------------  ------------  ------------  ------------
                                                                  17,800       (14,900)     (212,000)      (27,500)
                                                             ------------  ------------  ------------  ------------
NET INCOME................................................. $    102,200  $    106,100  $  5,374,200  $    374,400
                                                             ============  ============  ============  ============
Net income allocated to General Partners................... $      1,000  $      1,100  $     98,200  $      3,700
                                                             ============  ============  ============  ============
Net income allocated to Limited Partners................... $    101,200  $    105,000  $  5,276,000  $    370,700
                                                             ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST........ $       2.53  $       2.63  $     131.96  $       9.27
                                                             ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD       39,982        39,982        39,982        39,982
                                                             ============  ============  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                        2002         2001
                                                                                     -----------  -----------
                                                                                             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................... $ 5,374,200  $   374,400
   Adjustments to reconcile net loss to net cash flows from operating activities:
      Equity in net income of joint ventures.......................................  (5,632,900)    (452,600)
      Amortization of deferred loan costs..........................................          --       14,100
      Changes in:
      Prepaids.....................................................................          --        1,900
      Accounts payable and due to affiliates.......................................     125,200      426,300
                                                                                     -----------  -----------
          Net cash flows from operating activities.................................    (133,500)     364,100
                                                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures...............................................   5,456,700           --
                                                                                     -----------  -----------
          Net cash flows from investing activities.................................   5,456,700           --
                                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to General Partners.................................................    (72,300)      (3,800)
   Distribution to Limited Partners................................................  (5,442,600)    (374,200)
                                                                                     -----------  -----------
          Net cash flows from financing activities.................................  (5,514,900)    (378,000)
                                                                                     -----------  -----------
NET DECREASE IN CASH ..............................................................    (191,700)     (13,900)

CASH, beginning of period..........................................................     288,200      105,700
                                                                                     -----------  -----------
CASH, end of period................................................................ $    96,500  $    91,800
                                                                                     ===========  ===========
NONCASH TRANSACTIONS:
   Distribution to Limited Partners paid by Macoupin Joint Venture................. $ 1,719,200  $        --
                                                                                     ===========  ===========
   Due from affiliate.............................................................. $   129,900  $        --
                                                                                     ===========  ===========

See accompanying notes to consdensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the Partnership) as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

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

Enstar Cable has entered into identical agreements with Enstar IV/PBD Systems Venture (the PBD Joint Venture) and Enstar Cable of Macoupin County (the Macoupin Joint Venture) (collectively, the Joint Ventures), both Georgia general partnerships, of which the Partnership is a joint venturer and co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $18,200 and $65,900 ($18,200 and $21,200 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $90,100 and $193,300 ($55,200 and $62,100 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively. The Macoupin Joint Venture's management fee expense approximated $21,000 and $56,300 for the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001. In addition, the Macoupin Joint Venture is also required to pay ECC an amount equal to 1% of the Macoupin Joint Venture's gross revenues. The Macoupin Joint Venture's management fee expense to the ECC approximated $500 and $4,700 for the period from April 1, 2002 to April 10, 2002 and for the three months ended September 30, 2001, respectively, and $5,300 and $14,100 for the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC, a direct parent of ECC, and its affiliates (collectively, Charter) provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $23,600 and $246,000 ($23,600 and $24,400 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $191,700 and $667,000 ($99,000 and $111,200 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively. The total amount charged to the Macoupin Joint Venture for these costs approximated $63,900 and $150,000 for the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, respectively.

All programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $102,000 and $298,800 ($102,000 and $97,100 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $492,400 and $896,700 ($425,400 and $297,000 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively. The Macoupin Joint Venture recorded programming fee expense of $12,500 and $97,600 for the period from April 1, 2002 to April 10, 2002 and the three months ended September 30, 2001, respectively, and $119,500 and $299,700 for the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

4. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar Income Program IV-2, L.P. (Enstar IV-2) (collectively, the joint venturers), each own 50% of the PBD Joint Venture. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Summarized financial information for the PBD Joint Venture as of September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine months ended September 30, 2002 and 2001 follow. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

The joint venturers entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 (the Poplar Bluff Sale), the Partnership's one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Partnership and Enstar IV-2. All of these conditions to close the transaction were met and on March 21, 2002, the asset purchase agreement closed. The cable system sold in the Poplar Bluff Sale were presented as discontinued operations in the PBD Joint Venture's financial statements presented below.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the joint venturers completed the sale to Interlink Communications Partners, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, of the PBD Joint Venture's Mt. Carmel, Illinois system for a total sale price of approximately $4,994,800 (the Mt. Carmel Sale), the Partnership's one-half share of which is approximately $2,497,400. As a pre-condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The cable systems sold in the Mt. Carmel Sale were presented as discontinued operations in the PBD Joint Venture's financial statements presented below.

On November 8, 2002 the joint venturers entered into an asset purchase agreement providing for the sale of PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the joint venturers and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of all of the remaining cable systems, the PBD Joint Venture and the Partnership will be liquidated and all remaining assets distributed to the joint venturers and ultimately to the Limited Partners and the General Partners of the Partnership.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the Poplar Bluff and Mt. Carmel cable television systems were reclassified and presented as discontinued operations. The operating results and gain on sale of such cable systems are presented as discontinued operations in the PBD Joint Venture's condensed statements of operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $697,000 and $2,623,400, respectively, and income (loss) from discontinued operations, excluding the gain on sale of cable systems, totaled a loss of $34,800 and income of $313,200, respectively. For the three months ended September 30, 2001 revenue and loss from discontinued operations, excluding the gain on sale of cable systems, approximated $894,900 and $84,100, respectively. The net book value of the investment in the Poplar Bluff and Mt. Carmel cable television systems approximated $6,589,600 and $189,000, respectively, at their respective sales date. The PBD Joint Venture recorded gains of $1,410,400 and $4,805,800 on the sale of Poplar Bluff and Mt. Carmel, respectively.

Distributions from the PBD Joint Venture were $4,126,700 during the nine months ended September 30, 2002. No distributions were made from the PBD Joint Venture during 2001.

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED BALANCE SHEETS

                                                         September 30, December 31,
                                                              2002         2001
                                                           -----------  ----------
                                                           (unaudited)
                        ASSETS

Current assets........................................... $ 5,584,300  $  535,400
Investment in cable television properties, net...........     833,900     804,100
Other assets.............................................          --          --
Assets related to discontinued operations................          --   7,070,100
                                                           -----------  ----------
                                                          $ 6,418,200  $8,409,600
                                                           ===========  ==========

            LIABILITIES AND VENTURERS' CAPITAL

Current liabilities...................................... $ 1,096,300  $1,378,800
Venturers' capital.......................................   5,321,900   7,030,800
                                                           -----------  ----------
                                                          $ 6,418,200  $8,409,600
                                                           ===========  ==========

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF OPERATIONS

                                                                             Three Months Ended          Nine Months Ended
                                                                               September 30,               September 30,
                                                                          --------------------------  -------------------------
                                                                              2002          2001          2002         2001
                                                                          ------------  ------------  ------------ ------------
                                                                                  (unaudited)                 (unaudited)

REVENUES................................................................ $    363,100  $    423,000  $  1,104,500 $  1,241,800
                                                                          ------------  ------------  ------------ ------------
OPERATING EXPENSES:
   Service costs........................................................      134,100       195,600       444,400      548,300
   General and administrative expenses..................................       29,500        39,100       123,600      145,900
   General partner management fees and reimbursed expenses..............       41,800        45,600       154,200      173,300
   Depreciation and amortization........................................       33,700        45,700        89,200      108,900
                                                                          ------------  ------------  ------------ ------------
                                                                              239,100       326,000       811,400      976,400
                                                                          ------------  ------------  ------------ ------------
OPERATING INCOME........................................................      124,000        97,000       293,100      265,400

OTHER INCOME (EXPENSE):
   Interest income......................................................       30,600         4,000        54,900       61,900
   Other income (expense)...............................................           --         7,500            --      (39,900)
                                                                          ------------  ------------  ------------ ------------
                                                                               30,600        11,500        54,900       22,000
                                                                          ------------  ------------  ------------ ------------
INCOME FROM CONTINUING OPERATIONS.......................................      154,600       108,500       348,000      287,400
                                                                          ------------  ------------  ------------ ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
   Income (loss) from discontinued operations...........................       14,900        84,100       (19,900)     313,200
   Gain (loss) on sale of cable systems.................................       (4,600)           --     6,216,200           --
                                                                          ------------  ------------  ------------ ------------
                                                                               10,300        84,100     6,196,300      313,200
                                                                          ------------  ------------  ------------ ------------
NET INCOME...............................................................$    164,900  $    192,600  $  6,544,300 $    600,600
                                                                          ============  ============  ============ ============
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

As a result of this transaction, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 11, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of September 30, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of September 30, 2002 represent the estimated distribution to the Limited Partners and the General Partners. Distributions ultimately made to the joint venturers upon liquidation could differ from the amounts recorded in the accompanying statement of net assets in liquidation. Distributions from the Macoupin Joint Venture were $3,179,100 during the nine months ended September 30, 2002. No distributions were made from the Macoupin Joint Venture during 2001.

The Corporate General Partner's intention is to settle the outstanding obligations of the Macoupin Joint Venture and terminate the Macoupin Joint Venture as expeditiously as possible. Final dissolution of the Macoupin Joint Venture and related cash distributions to the joint venturers will occur upon obtaining final resolution of all liquidation issues.

Summarized financial information for the Macoupin Joint Venture as of September 30, 2002 and for the three months ended September 30, 2002 and for the period from April 11, 2002 to September 30, 2002 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. Summarized results of operations is also presented for the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001.

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF NET ASSETS IN LIQUIDATION
AS OF SEPTEMBER 30, 2002
(Unaudited)

ASSETS, at estimated realizable values:
  Current assets........................................ $        543,100
                                                          ----------------
TOTAL ASSETS............................................          543,100
                                                          ----------------
LIABILITIES, at estimated settlement amounts:
  Current liabilities...................................          418,600
                                                          ----------------
TOTAL LIABILITIES.......................................          418,600
                                                          ----------------
NET ASSETS IN LIQUIDATION............................... $        124,500
                                                          ================

ENSTAR CABLE OF MACOUPIN COUNTY
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)

                                                            Three Months        Period from
                                                               Ended         April 11, 2002 to
                                                        September 30, 2002  September 30, 2002
                                                          ----------------  -------------------
 Additions:
  Reduction in accrued costs of liquidation............. $         22,400  $            22,400
  Interest income.......................................           25,100               49,500
                                                          ----------------  -------------------
                                                                   47,500               71,900
                                                          ----------------  -------------------
 Deductions:
  Distribution to joint venturers.......................        5,547,300            9,537,300
                                                          ----------------  -------------------
                                                                5,547,300            9,537,300
                                                          ----------------  -------------------
      Net decrease in net assets in liquidation.........       (5,499,800)          (9,465,400)

NET ASSETS IN LIQUIDATION, beginning of period..........        5,624,300            9,589,900
                                                          ----------------  -------------------
NET ASSETS IN LIQUIDATION, end of period................ $        124,500  $           124,500
                                                          ================  ===================

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Period from
                                                             January 1, 2002
                                                                   to         Nine Months Ended
                                                             April 10, 2002   September 30, 200
                                                             ---------------  -----------------

REVENUES....................................................$       526,000  $       1,408,500

GAIN ON SALE OF CABLE SYSTEMS................................     6,918,500                 --

OPERATING EXPENSES:
   Service costs.............................................       172,300            466,600
   General and administrative expenses.......................        87,400            161,600
   General partner management fees and reimbursed expenses...        90,200            220,400
   Depreciation and amortization.............................        86,600            159,800
                                                             ---------------  -----------------
                                                                    436,500          1,008,400
                                                             ---------------  -----------------
OPERATING INCOME ............................................     7,008,000            400,100

OTHER INCOME (EXPENSE):
   Interest income...........................................         2,200             72,100
   Other expense.............................................            --            (15,300)
                                                             ---------------  -----------------
                                                                      2,200             56,800
                                                             ---------------  -----------------
NET INCOME..................................................$     7,010,200  $         456,900
                                                             ===============  =================

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

General and administrative expenses decreased $2,800 from $16,700 to $13,900, or 16.8%, and $4,000 from $50,700 to $46,700, or 7.9%, for the three and nine months ended September 30, 2002, respectively compared to the corresponding periods in 2001. The decrease was primarily due to a decline in professional fees.

Interest income increased from $0 to $1,300 for the nine months ended September 30, 2002 compared to the corresponding period in 2001. The fluctuation was due to a fluctuation in average cash balances available for investment coupled with changes in interest rates.

Interest expense decreased from $3,700 to $0 and from $8,700 to $0 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to the expiration of our loan facility on August 31, 2001.

Other income of $17,800 and other expense of $213,300 for the three and nine months ended September 30, 2002 represents transaction costs and taxes associated with the sale of certain of the Joint Ventures' cable systems. Other expense of $11,200 and $18,800 for the three and nine months ended September 30, 2001 represents costs associated with a previously unexecuted sales proposal.

THE ENSTAR IV/PBD SYSTEMS VENTURE

On March 21, 2002 and April 10, 2002, the PBD Joint Venture completed the sales of the Poplar Bluff and the Mt. Carmel cable television systems, respectively. The following discussion of the results of operations excludes discontinued operations for the three and nine months ended September 30, 2002 and 2001. Accordingly, the remaining discussion includes the results of operations for the Dexter system only.

The PBD Joint Venture's revenues decreased $59,900 from $423,000 to $363,100, or 14.2%, and $137,300 from $1,241,800 to $1,104,500, or 11.0%, for the three and nine months ended September 30, 2002, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of premium customers. As of September 30, 2002 and 2001, the PBD Joint Venture had approximately 3,800 basic service customers and 500 and 700 premium service customers, respectively. The decline in premium customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs decreased $61,500 from $195,600 to $134,100, or 31.4%, and $103,900 from $548,300 to $444,400, 18.9%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to a decrease in outside labor costs, and utility costs and a decrease in programming costs as a result of the decline in customers described above.

General and administrative expenses decreased $9,600 from $39,100 to $29,500, or 24.6%, and $22,300 from $145,900 to $123,600, or 15.3%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in billing and insurance costs.

General partner management fees and reimbursed expenses decreased $3,800 from $45,600 to $41,800, or 8.3%, and $19,100 from $173,300 to $154,200, or 11.0%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in the cost of general and administrative services being provided and billed to the PBD Joint Venture by Charter, as compared to the corresponding periods in 2001.

Depreciation and amortization expense decreased $12,000 from $45,700 to $33,700 or 26.3%, and $19,700 from $108,900 to $89,200, or 18.1%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to certain fixed assets becoming fully depreciated during the fourth quarter of 2001 and the nine months ended September 30, 2002.

Due to the factors described above, operating income increased $27,000 from $97,000 to $124,000, or 27.8%, and $27,700 from $265,400 to $293,100, or 10.4%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income increased $26,600 from $4,000 to $30,600 and decreased $7,000 from $61,900 to $54,900, or 11.3%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The fluctuations were due to fluctuations in average cash balances available for investment coupled with changes in interest rates during the first nine months of 2002 as compared to the corresponding periods in 2001.

Other income of $7,500 and other expense of $39,900 for the three and nine months ended September 30, 2001 represents costs and refunds associated with a previously unexecuted sales proposal.

Due to the factors described above, our income from continuing operations increased $46,100 from $108,500 to $154,600 and $60,600 from $287,400 to $348,000 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Our income from discontinued operations decreased from $84,100 to $14,900 and decreased from income of $313,200 to a loss of $19,900 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Income from discontinued operations for the three months ended September 30, 2002, represents adjustments to accruals of the system sold based on the receipt of final invoices and information. Gain or loss on sale of cable systems totaled a loss of $4,600 and a gain of $6,216,200 for the three and nine months ended September 30, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment in the sold cable systems. The additional loss on sale of cable systems in the three months ended September 30, 2002 resulted from revisions to estimates of taxes due as a result of the sale of cable systems.

ENSTAR CABLE OF MACOUPIN COUNTY

The Macoupin Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 4 to the condensed financial statements. Accordingly, no discussion of operating results for the period from April 1, 2002 to April 10, 2002 and the three months ended September 30, 2001, as well as the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, has been provided as such analysis is not meaningful.

Net assets in liquidation at September 30, 2002 were $124,500, consisting of current assets of $543,100, offset by current liabilities of $418,600. The net change in net assets in liquidation for the three months ended September 30, 2002 and during the period from April 11, 2002 to June 30, 2002 was a decrease of $5,499,800 and $9,465,400, respectively, which was primarily due to distributions to the joint venturers.

Final dissolution of the Macoupin Joint Venture and related cash distributions to the joint venturers will occur upon obtaining final resolution of all liquidation issues.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in the Joint Ventures, is to distribute to our partners all available cash from the sale of the Joint Ventures' cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $5,514,900 and $378,000 during the nine months ended September 30, 2002 and 2001, respectively. On behalf of the Partnership, the Macoupin Joint Venture distributed $1,719,200 to the Limited Partners. Distributions from the Joint Ventures were $5,456,700 during the nine months ended September 30, 2002. No distributions were made from the Joint Ventures during 2001.

Operating activities used cash of $133,500 and provided cash of $364,100 during the nine months ended September 30, 2002 and 2001, respectively. Investing activities provided cash of $5,456,700 during the nine months ended September 30, 2002 due to distributions from the Joint Ventures. Financing activities used cash of $5,514,900 and $378,000 during the nine months ended September 30, 2002 and 2001, respectively, due to distributions to partners.

We believe that cash generated by continuing operations of the PBD Joint Venture will be adequate to fund any required capital expenditures as required by franchise authorities and other liquidity requirements in 2002 and through the proposed sale. At this time, the PBD Joint Venture does not anticipate making significant additional upgrades to the Dexter, Missouri cable plant or headend electronics.

INVESTING ACTIVITIES

Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Ventures' capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Ventures' systems and permitted the Joint Ventures to comply with franchise agreements.

The estimated cost of upgrading the PBD Joint Venture's system to two-way capability in order to be able to offer high-speed Internet service from the Dexter, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $2.4 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.8 million (for an upgrade to 870 MHz capacity). Given the high cost of such a comprehensive upgrade effort, the limited funds available to us, and the belief that a comprehensive plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our system, maintain compliance with franchise agreements and be economically prudent.

FINANCING ACTIVITIES

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of ECC. The loan agreement provided for a revolving loan facility of $2,000,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Joint Ventures, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any cable system upgrades as required by franchise authorities. As a result, the value of our system would likely be lower than that of systems built to a higher technical standard.

DISCONTINUED OPERATIONS AND PROPOSED SALES TRANSACTION

Together with Enstar IV-2, we entered into an asset purchase agreement, dated September 4, 2001, with the City of Poplar Bluff, Missouri to sell the Poplar Bluff franchise area for a sale price of approximately $8,000,000 (the Poplar Bluff Sale), our one-half share of which is approximately $4,000,000. Closing of the Poplar Bluff Sale was subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by our Limited Partners and Enstar IV-2's Limited Partners. All of these conditions to close the transaction were met and on March 21, 2002, the asset purchase agreement closed. In August 2002, mutual satisfaction was achieved and the $3,000,000 held in escrow was released to the PBD Joint Venture. The cable systems sold in the Poplar Bluff Sale were presented as discontinued operations in the PBD Joint Venture financial statements included herein.

After setting aside $1,500,000 to fund the Dexter headend's working capital needs, and paying or providing for the payment of the expenses of the Poplar Bluff Sale and the Charter Sale, the Corporate General Partner will make one or more distributions from the PBD Joint Venture to the Partnership of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution on or about May 15, 2002, with a second distribution made on or about September 30, 2002 from the proceeds of the Poplar Bluff Sale and the Charter Sale.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we, together with our affiliates, Enstar IV-2 and Enstar IV-3, completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC (CCE-I), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, our one-third share of which is approximately $3,025,600. Pursuant to the same asset purchase agreement, we, together with Enstar IV-2, completed the sale to Interlink Communications Partners, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800, our one-half share of which is approximately $2,497,400 (collectively, the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. The cable systems sold in the Mt. Carmel sale were presented as discontinued operations in the PBD Joint Venture's financial statements and the cable systems sold in the Charter Sale were presented in the Macoupin Joint Venture's financial statements on a liquidation basis. There were no significant adjustments recorded upon changing to liquidation basis accounting.

On November 8, 2002 the joint venturers entered into an asset purchase agreement providing for the sale of PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the joint venturers and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of the remaining cable system, the PBD Joint Venture and the Partnership will be liquidated and all remaining assets distributed to the joint venturers and ultimately to the Limited Partners and the General Partners of the Partnership.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the Poplar Bluff and Mt. Carmel cable television systems were reclassified and presented as discontinued operations. The operating results and gain on sale of such cable systems are presented as discontinued operations in the PBD Joint Venture's condensed statements of operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $697,000 and $2,623,400, respectively, and income (loss) from discontinued operations, excluding the gain on sale of cable systems, totaled a loss of $34,800 and income of $313,200, respectively. For the three months ended September 30, 2001 revenue and loss from discontinued operations, excluding the gain on sale of cable systems, approximated $894,900 and $84,100, respectively. The net book value of the investment in the Poplar Bluff and Mt. Carmel cable television systems approximated $6,589,600 and $189,000, respectively, at their respective sales date. The PBD Joint Venture recorded gains of $1,410,400 and $4,805,800 on the sale of Poplar Bluff and Mt. Carmel, respectively.

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

It is difficult to assess the impact that the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce the Joint Venture's revenues and operating cash flow as well as the collectibility of accounts receivable.

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

 ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

2.1

  Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM IV-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: November 14, 2002

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate
Controller (Principal Financial Officer
and Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program IV-1, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven A. Schumm

Steven A. Schumm

Executive Vice President and

Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program IV-1, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Paul E. Martin

Paul E. Martin

Senior Vice President and

Corporate Controller (Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith