Form 10-K
period 2002-12-31
ENSTAR INCOME PROGRAM IV-1 LP
filed 2003-04-17
CIK 783763

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                        COMMISSION FILE NUMBER: 000-15705

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                        ---------------------------------
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
                                                                --------------



        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -----------------------------------------------        -----------------------------------------------------
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



================================================================================

                    The Exhibit Index is located at Page E-1.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I

Item 1.          Business.................................................................................       3
Item 2.          Properties...............................................................................      15
Item 3.          Legal Proceedings........................................................................      15
Item 4.          Submission of Matters to a Vote of Security Holders......................................      15

PART II

Item 5           Market for the Registrant's Equity Securities and Related Security Holder Matters........      16
Item 6.          Selected Financial Data..................................................................      17
Item 7.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations....................................................................      20
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk...............................      29
Item 8.          Financial Statements and Supplementary Data..............................................      29
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      29

PART III

Item 10.         Directors and Executive Officers of the Registrant.......................................      30
Item 11.         Executive Compensation...................................................................      31
Item 12.         Security Ownership of Certain Beneficial Owners and Management...........................      32
Item 13.         Certain Relationships and Related Transactions...........................................      32

PART IV

Item 14.         Controls and Procedures..................................................................      34
Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................      34

SIGNATURES................................................................................................      35

CERTIFICATIONS............................................................................................      36

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income Program IV-1, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Enstar Income Program IV-1, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership and operation of cable television systems.

All of our cable television business operations are conducted through the Partnership's participation as a co-general partner in both Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and, until the sale of its remaining cable systems in the second quarter of 2002, Enstar Cable of Macoupin County (the "Macoupin Joint Venture") (collectively the "Joint Ventures"), the other general partners of which are also cable television limited partnerships sponsored by the General Partners of the Partnership (collectively the "joint venturers"). The Joint Ventures were formed in order to enable each of their partners to participate in the acquisition and ownership of a more diverse pool of systems by combining certain of their financial resources. Because all of our operations are conducted through our participation in the Joint Ventures, much of the discussion in this report relates to the Joint Ventures and their activities. References to the Partnership include the Joint Ventures where appropriate. The PBD Joint Venture serves approximately 3,600 basic customers at December 31, 2002 in and around the city of Dexter, Missouri.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2002, the Corporate General Partner managed cable television systems serving approximately 32,400 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. (also called Charter), the nation's third largest cable operator, serving approximately 6.6 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. (Enstar IV-2) and Enstar Income Program IV-3, L.P., completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800, the Partnership's one-half share of which is approximately $2,497,400 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8,000,000 (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000.

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the sale of the Macoupin Joint Venture's systems, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

On November 8, 2002, the joint venturers entered into an asset purchase agreement providing for the sale of PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the joint venturers and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the PBD Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system in Dexter, Missouri to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. The statements of operations, venturer's capital and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the PBD Joint Venture as of December 31, 2002 have been stated at historical book values. In addition, the Partnership changed its basis of accounting to the liquidation basis and recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

DESCRIPTION OF THE PBD JOINT VENTURE'S SYSTEMS

The table below sets forth certain operating statistics for the PBD Joint Venture's cable systems as of December 31, 2002.

                                                                                                                      AVERAGE
                                                                                                                      MONTHLY
                                                                                 PREMIUM                              REVENUE
                              HOMES            BASIC              BASIC          SERVICE           PREMIUM           PER BASIC
     SYSTEM NAME            PASSED(1)        CUSTOMERS       PENETRATION(2)      UNITS(3)       PENETRATION(4)       CUSTOMER(5)
-----------------------    ------------   --------------    ----------------    -----------    ----------------    ---------------
Dexter, MO                     5,500           3,600             65.5%                500            13.9%            $   32.62

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

         (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2002, divided by twelve months, divided by the actual number of basic customers at the end of the year.

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

A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Joint Venture's cable television systems. In addition to customer revenues, the Joint Venture's cable television systems receive revenues from the sale of available advertising spots on advertiser-supported programming and also offer to the Joint Venture's customers home shopping services, which pay the Joint Venture a share of revenues from sales of products to our customers, in addition to paying the Joint Venture a separate fee in return for carrying their shopping service.

The Joint Venture's marketing strategy is to provide added value to increasing levels of subscription services through packaging. In addition to the basic service package, customers in substantially all of our cable television systems may purchase additional unregulated packages of satellite-delivered services and premium services. The Joint Venture's service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. In some cable television systems, the Joint Venture offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Joint Venture also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

Rates for services also vary from market to market and according to the type of services selected. Under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Joint Venture's cable television systems not deemed to be subject to effective competition under the Federal Communications Commission's ("FCC") definition. Currently, none of the Joint Venture's cable television systems are subject to effective competition. See "Regulation and Legislation."

At December 31, 2002, the Joint Venture's monthly rates for basic cable service for residential customers, including certain discounted prices, was $20.58 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Joint Venture may wholly or partially waive during a promotional period, is usually charged to new customers. The Joint Venture charges commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. The Joint Venture offers most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

PROGRAMMING

The Joint Venture purchases basic and premium programming for the Joint Venture's systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. We believe, however, that Charter's relations with its programming suppliers generally are good.

The Joint Venture's cable programming costs have increased in recent years due to additional programming being provided to basic customers and are expected to continue to increase due to increased costs to produce or purchase cable programming (with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors. In addition, the Joint Venture is facing higher costs to carry local broadcast channels who elect retransmission carriage agreements.

CABLE SYSTEM AND TECHNOLOGY

A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service.

Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The Joint Venture's capital expenditures for recent upgrades have been made with available funds, and have enhanced the economic value of the Joint Venture's systems and permitted the Joint Venture to comply with franchise agreements.

The estimated cost of upgrading the PBD Joint Venture's system to two-way capability in order to be able to offer high-speed Internet service from the Dexter, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $2.4 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.8 million (for an upgrade to 870 MHz capacity). Given pending sale transactions, the high cost of this comprehensive upgrade plan and the limited funds available to us, such a plan is not judged to be economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan, and accordingly, the Corporate General Partner has continued to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our system, maintain compliance with franchise agreements.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

The Joint Venture continually strives to improve customer service and strengthen community relations and believe that success in these areas is critical to our business. The Joint Venture relies upon Charter pursuant to the management services agreement to assist us with customer service and community relations. The Joint Venture is also committed to fostering strong community relations in the towns and cities the Joint Venture serves. The Joint Venture supports many local charities and community causes in various ways. The Joint Venture also participates in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, the Joint Venture installs and provides free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which the Joint Venture operates.

FRANCHISES

As of December 31, 2002, the PBD Joint Venture's system operated pursuant to a total of 3 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld. If renewal is denied, the franchising authority may acquire ownership of the system or effect a transfer of the system to another person. The operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically we have been able to renew our franchises without incurring significant costs, we cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

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

Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. The franchise agreements typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Regulation and Legislation."

We believe our relations with the franchising authorities under which our system is operated are generally good.

PBD JOINT VENTURE

As of December 31, 2002, the PBD Joint Venture operated its cable system in three franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the PBD Joint Venture's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

As of December 31, 2002, a franchise agreement with no expiration date serves one franchise area with approximately 2,300 basic customers, or 63.9% of total basic customers. As of December 31, 2002, franchise agreements have expired in two of the PBD Joint Venture's franchise areas which serves approximately 1,300 basic customers, or 36.1% of total basic customers. The PBD Joint Venture continues to serve these customers while it is in negotiations to transfer and renew the franchise agreements and continues to pay franchise fees to the franchise authorities. The PBD Joint Venture operates a cable television system which serves multiple communities and, in some circumstances, portions of the system extends into jurisdictions, such as unincorporated communities, for which the PBD Joint Venture believes no franchise is necessary. The PBD Joint Venture has never had a franchise revoked for its system and believes that it has satisfactory relationships with its franchising authorities.

COMPETITION

The PBD Joint Venture faces competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

Through business developments such as the merger of Comcast Corp. and AT&T Broadband, the largest and third largest cable providers in the country and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

The PBD Joint Venture's key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that some consumers continue to prefer our stronger local presence in our markets.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

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

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

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

         o        consumer protection and customer service standards,

         o        technical standards,

         o        equal employment opportunity,

         o        consumer electronics equipment compatibility, and

         o        emergency alert systems.

The Federal Communications Commission (FCC) ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the FCC's review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

EMPLOYEES

The various personnel required to operate the PBD Joint Venture's business are employed by the PBD Joint Venture, the Corporate General Partner, its subsidiary corporation and Charter. As of December 31, 2002, the Corporate General Partner employed two personnel who worked exclusively for the PBD Joint Venture, the cost of which is charged directly to the PBD Joint Venture. The additional employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the PBD Joint Venture for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). Other personnel required to operate the PBD Joint Venture's business are employed by affiliates of the Corporate General Partner. The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

ITEM 2. PROPERTIES

The PBD Joint Venture owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns or leases our service vehicles. The PBD Joint Venture believes that its properties, both owned and leased, are suitable and adequate for our business operations. The PBD Joint Venture owns substantially all of the assets related to its cable television operations, including program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2002, a proxy was filed with the SEC seeking to obtain approval of the Limited Partners for the sale of the Partnership's remaining cable system and the subsequent liquidation and dissolution of the Partnership. On March 14, 2003, the SEC review process was completed and proxy statements were mailed to the holders of the limited partnership units. A majority vote was reached in March 2003 although the consent solicitation period remains open until May 16, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 1,323 as of December 31, 2002. In addition to restrictions on the transferability of units described in our Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

We began making periodic cash distributions to Limited Partners from operations during 1986 and distributed $499,800 ($12.50 per unit) in each of 2001 and 2000. Distributions to Limited Partners totaled $7,161,800 ($179.13 per unit) for the year ended December 31, 2002. The 2001 and 2000 distributions were primarily funded from cash flow generated by Partnership operations, which consisted of cash flow distributions received by the Partnership from the Joint Ventures, while the 2002 distribution was funded primarily by distributions from the Joint Ventures resulting in the sale of cable systems. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Upon the completion of the sale of all of the remaining cable systems to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the Corporate General Partner.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected financial data of the Partnership, Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County for the five years ended December 31, 2002. This data should be read in conjunction with the Partnership and Joint Ventures' financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

I.       THE PARTNERSHIP

                                                                     YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------
                                               2002 (1)       2001           2000           1999           1998
                                            -----------    -----------    -----------    -----------    -----------
OPERATIONS STATEMENT DATA

   Equity in net income of
      Enstar IV/PBD Systems Venture         $ 3,463,800    $   345,800    $   850,000    $   920,800    $ 1,039,500
   Equity in net income of
     Enstar Cable of Macoupin County          2,361,200        194,500        223,000        237,200        207,100
   Operating expenses                           (68,400)       (83,500)   $  (101,900)       (45,300)       (33,700)
   Interest income                                1,400            100          7,600            100            600
   Interest expense                                  --         (8,700)        (8,900)       (34,200)       (36,500)
   Other expense                               (215,000)        (4,700)        (8,100)            --             --
                                            -----------    -----------    -----------    -----------    -----------

   Net income                               $ 5,543,000    $   443,500    $   961,700    $ 1,078,600    $ 1,177,000
                                            ===========    ===========    ===========    ===========    ===========

   Distributions to partners                $ 7,234,100    $   504,800    $   504,800    $   504,800    $   504,800
                                            ===========    ===========    ===========    ===========    ===========

Per unit of limited partnership interest:
   Net income                               $    136.15    $     10.98    $     23.81    $     26.71    $     29.14
                                            ===========    ===========    ===========    ===========    ===========
   Distributions                            $    179.13    $     12.50    $     12.50    $     12.50    $     12.50
                                            ===========    ===========    ===========    ===========    ===========

OTHER OPERATING DATA
   Net cash from operating activities       $  (151,300)   $    87,300    $   474,600    $   (66,100)   $   (66,800)
   Net cash from investing activities         7,305,700        600,000        138,000        568,500        460,200
   Net cash from financing activities        (7,234,100)      (504,800)      (508,600)      (504,800)      (506,600)


                                                                              AS OF DECEMBER 31,
                                                           --------------------------------------------------------
BALANCE SHEET DATA                                             2001           2000           1999           1998
                                                           -----------    -----------    -----------    -----------
   Total assets                                            $ 4,663,500    $ 4,556,700    $ 3,527,700    $ 2,953,700
   General Partners' deficit                                   (44,100)       (43,500)       (48,100)       (53,900)
   Limited Partners' capital                               $ 3,942,600    $ 4,003,300    $ 3,551,000    $ 2,983,000


                                             AS OF DECEMBER
NET ASSETS IN LIQUIDATION DATA                  31, 2002
                                            ---------------
Total assets                                $     3,087,700
Net assets in liquidation                   $     2,167,100

----------

(1) Comparability of the above information from year to year is affected by the disposition of the Joint Ventures' cable systems in March and April 2002. This information excludes the effect of liquidation costs recorded on December 31, 2002. See Note 2 to our financial statements included with this Annual Report.

II. ENSTAR IV/PBD SYSTEMS VENTURE

                                                                   YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------------------------------
                                          2002 (1)          2001            2000            1999           1998
                                        ------------    ------------    ------------    ------------    ------------
OPERATIONS STATEMENT DATA

   Revenues                             $  2,152,800    $  5,088,300    $  5,349,500    $  5,485,400    $  5,589,000
   Operating expenses                     (1,434,800)     (3,530,100)     (3,446,800)     (3,257,600)     (3,152,000)
   Depreciation and amortization            (370,500)       (818,300)       (375,900)       (494,100)       (449,700)
                                        ------------    ------------    ------------    ------------    ------------

   Operating income                          347,500         739,900       1,526,800       1,733,700       1,987,300

   Interest income                            73,800          62,600         205,200         107,900          88,000
   Gain on sale of cable systems           6,506,300              --              --              --           3,700
   Other expense                                  --        (110,900)        (32,000)             --              --
                                        ------------    ------------    ------------    ------------    ------------

   Net income                           $  6,927,600    $    691,600    $  1,700,000    $  1,841,600    $  2,079,000
                                        ============    ============    ============    ============    ============

   Distributions to venturers           $  8,253,200    $         --    $    150,000    $  1,067,000    $    895,400
                                        ============    ============    ============    ============    ============

OTHER OPERATING DATA
   Net cash from operating activities   $    715,100    $    918,000    $  3,845,100    $  1,879,600    $  2,517,400
   Net cash from investing activities     12,815,800      (4,139,700)     (3,091,400)       (587,700)       (349,000)
   Net cash from financing activities     (8,253,200)             --        (150,000)     (1,067,000)       (895,400)
   Capital expenditures                 $    179,000    $  4,138,600    $  3,091,400    $    580,800    $    326,300

                                                                                  AS OF DECEMBER 31,
                                                         -----------------------------------------------------------------
BALANCE SHEET DATA                                           2001              2000              1999              1998
                                                         ------------     ------------      -------------    -------------
   Total assets                                          $  8,409,600     $  8,490,900      $   5,215,900    $   4,736,900
   Venturers' capital                                    $  7,030,800     $  6,339,200      $   4,789,200    $   4,014,600


                                             AS OF
                                          DECEMBER 31,
NET ASSETS IN LIQUIDATION DATA               2002
                                        ---------------
Total assets                            $     6,616,000
Net assets in liquidation               $     5,674,600

----------

(1) Comparability of the above information from year to year is affected by the disposition of the PBD Joint Venture's cable systems in and around Mt. Carmel, Auburn, Carlinville and Girard, Illinois and Poplar Bluff, Missouri in March and April 2002. This information excludes the effect of liquidation costs recorded on December 31, 2002. See Note 2 to the PBD Joint Venture financial statements included with this Annual Report.

II. ENSTAR CABLE OF MACOUPIN COUNTY

                                         PERIOD FROM
                                         JANUARY 1,
                                           2002 TO                        YEAR ENDED DECEMBER 31,
                                          APRIL 10,     ------------------------------------------------------------
                                          2002 (1)          2001             2000           1999             1998
                                        ------------    ------------    ------------    ------------    ------------
OPERATIONS STATEMENT DATA

   Revenues                             $    526,000    $  1,877,900    $  1,979,600    $  1,993,600    $  2,003,000
   Operating expenses                       (350,000)     (1,135,100)     (1,201,500)     (1,113,700)     (1,060,500)
   Depreciation and amortization             (86,600)       (226,300)       (222,900)       (217,800)       (344,500)
                                        ------------    ------------    ------------    ------------    ------------

   Operating income                           89,400         516,500         555,200         662,100         598,000

   Interest income                             2,200          82,400         116,600          49,500          23,300
   Gain on sale of cable systems           6,918,500              --              --              --              --
   Other expense                                  --         (15,400)         (2,800)             --              --
                                        ------------    ------------    ------------    ------------    ------------

   Net income                           $  7,010,100    $    583,500    $    669,000    $    711,600    $    621,300
                                        ============    ============    ============    ============    ============

   Distributions to venturers           $  9,537,300    $  1,800,000    $    189,000    $    105,000    $     37,500
                                        ============    ============    ============    ============    ============

OTHER OPERATING DATA

   Net cash from operating activities   $     44,400    $  1,364,500    $    833,100    $    737,700    $  1,010,200
   Net cash from investing activities      9,080,300        (899,800)        (79,400)       (232,700)       (205,100)
   Net cash from financing activities             --      (1,800,000)       (189,000)       (105,000)        (37,500)
   Capital expenditures                        1,800         898,600          77,400         196,400         170,900

                                                                                AS OF DECEMBER 31,
                                                            ---------------------------------------------------------
BALANCE SHEET DATA                                               2001           2000          1999            1998
                                                            ------------   ------------   ------------   ------------
   Total assets                                            $  3,219,100   $  3,938,800   $  3,538,900   $  3,053,500
   Venturers' capital                                      $  2,579,700   $  3,796,200   $  3,316,200   $  2,709,600

                                              AS OF
                                           DECEMBER 31,
NET ASSETS IN LIQUIDATION DATA                2002
                                        ---------------
Total assets                            $       171,700
Net assets in liquidation               $       126,000

----------

(1) Comparability of the above information from year to year is affected by the disposition of the Macoupin Joint Venture's cable systems in and around Macoupin, Illinois in April 2002. See Note 2 to the Macoupin Joint Venture financial statements included with this Annual Report.

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

All of the Partnership's cable television business operations are conducted through its participation as a General Partner in both the PBD Joint Venture and, until the sale of its remaining cable systems in the second quarter of 2002, the Macoupin Joint Venture. The Partnership has a 50% interest in the PBD Joint Venture and a one-third interest in the Macoupin Joint Venture. The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.). The Macoupin Joint Venture was owned equally by the Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.). The Partnership participates in the Joint Ventures equally with its co-partners, based on its proportionate interest, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering the financial condition and results of operations of the Partnership, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration and a separate discussion of "Results of Operations" is provided for each entity.

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the PBD Joint Venture as of December 31, 2002 have been stated at historical book values. In addition, the Partnership changed its basis of accounting to the liquidation basis and recorded $25,000 of accrued costs of liquidation. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

o        Capitalization of labor and overhead costs;

o        Useful lives of property, plant and equipment; and

o        Impairment of property, plant and equipment.

Capitalization of labor and overhead costs. The cable industry is highly capital intensive and a large portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of the PBD Joint Venture's property, plant and equipment (consisting primarily of cable network assets) was $818,400 (representing 12.4% of total assets) and $7,780,000 (representing 92.5% of total assets). Total capital expenditures for the years ended December 31, 2002, 2001 and 2000 were $179,000, $4,138,600 and $3,091,400, respectively. As of December 31, 2001, the net carrying amount of the Macoupin Joint Venture's property, plant and equipment (consisting primarily of cable network assets) was approximately $2,198,500 (representing 68.3% of total assets). Total capital expenditures for the years ended December 31, 2001 and 2000 were approximately $898,600 and $77,400, respectively.

Costs associated with network construction, initial customer installations and installation refurbishments are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

o Scheduling a "truck roll" to the customer's dwelling for service connection;

o Verification of serviceability to the customer's dwelling (i.e., determining whether the customer's dwelling is capable of receiving service by our cable network and/or receiving advanced or data services);

o Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and

o Verifying the integrity of the customer's network connection by initiating test signals downstream from the headend to the customer's digital set-top terminal.

We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and installation activities. Some judgment is involved in the determination of which labor tasks are attributable to capitalizable activities. The PBD Joint Venture capitalized internal direct labor costs of $60,500, $126,300 and $33,700, for the years ended December 31, 2002, 2001 and 2000, respectively. The Macoupin Joint Venture capitalized internal direct labor costs of $6,200, $16,600 and $15,200, for the years ended December 31, 2002, 2001 and 2000, respectively.

Judgment is required to determine the extent to which indirect costs ("overhead") are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an estimate of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are
(i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of dispatch personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our development activities could affect the extent to which we capitalized direct labor or overhead in the future. The PBD Joint Venture capitalized overhead of $60,500, $113,700 and $30,400, respectively, for the years ended December 31, 2002, 2001 and 2000. The Macoupin Joint Venture capitalized overhead of $5,100, $14,900 and $13,600, respectively, for the years ended December 31, 2002, 2001 and 2000.

Useful lives of property, plant and equipment. In accordance with GAAP, we evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Any change in the estimate of remaining lives would be recorded prospectively as required by APB No. 20. While we believe our current useful life estimates are reasonable, a significant change in assumptions about the extent or timing of future asset retirements and replacements, or in our upgrade program, could materially affect future depreciation expense.

The PBD Joint Venture's depreciation expense related to property, plant and equipment totaled $368,600, $812,700 and $369,200, representing approximately 20.4%, 18.7% and 9.7% of operating expenses, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Macoupin Joint Venture's depreciation expense related to property, plant and equipment totaled $83,500, $214,200, and $210,800, representing approximately 19.1%, 15.7% and 14.8% of operating expenses for the period ended April 10, 2002 and for the years ended December 31, 2001 and 2000, respectively. Depreciation is recorded using the straight-line method over management's estimate of the estimated useful lives of the related assets as follows:

           Cable distribution systems                                        5-15 years
           Vehicles                                                           3 years
           Furniture and equipment                                           5-7 years
           Leasehold improvements                         Shorter of life of lease or useful life of asset

Impairment of property, plant and equipment. As discussed above, the net carrying value of our property, plant and equipment is significant. We are required under SFAS No. 144 to evaluate the recoverability of our property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of such asset exceeds the projected undiscounted future cash flows associated with the asset.

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable system and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the Joint Ventures decreased by $15,300 as a result of the accrued costs of liquidation recorded at the Joint Ventures. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the Joint Ventures at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation.

Interest income increased $1,300 from $100 to $1,400 for the year ended December 31, 2002 compared to 2001, and decreased $7,500 from $7,600 to $100, or 98.7%, for the year ended December 31, 2001 compared to 2000. The increase in 2002 compared to 2001 was primarily due to an increase in average cash balances available for investment during the year. The decrease in 2001 compared to 2000 was primarily due to a decrease in average cash balances available for investment during the year.

Interest expense decreased from $8,700 to $0 for the year ended December 31, 2002 compared to 2001, and decreased $200 from $8,900 to $8,700, or 2.2%, for the year ended December 31, 2001 compared to 2000. The decrease in 2002 and 2001 was primarily due to the termination of the loan agreement in August 2001. See "Liquidity and Capital Resources".

Other expense of $215,000, $4,700 and $8,100 for the years ended December 31, 2002, 2001 and 2000, respectively, primarily represents legal and proxy costs associated with the proposed sale of the Partnership's assets.

THE PBD JOINT VENTURE

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. (Enstar IV-2) and Enstar Income Program IV-3, L.P., completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800, the Partnership's one-half share of which is approximately $2,497,400 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8,000,000 (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000.

The PBD Joint Venture's revenues decreased $2,935,500 from $5,088,300 to $2,152,800, or 57.7%, for the year ended December 31, 2002 as compared to 2001. The decrease was due to a decline in the number of basic and premium service customers primarily as a result of the sale of the PBD Joint Venture's cable systems in March and April 2002. As of December 31, 2002 and 2001, the PBD Joint Venture had approximately 3,600 and 10,300 basic service customers, respectively, and 500 and 2,200 premium service customers, respectively. The Poplar Bluff and Mt. Carmel systems sold in March and April 2002 had approximately 6,200 basic service customers and 1,500 premium customers.

Service costs decreased $863,200 from $1,712,900 to $849,700, or 50.4%, for the year ended December 31, 2002 as compared to 2001. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the sale of the PBD Joint Venture's cable systems in March and April 2002.

General and administrative expenses decreased $394,400 from $654,800 to $260,400, or 60.2%, for the year ended December 31, 2002 as compared to 2001, primarily due to the sale of the PBD Joint Venture's cable systems in March and April 2002 coupled with a decrease in professional fees.

General partner management fees and reimbursed expenses decreased $837,700 from $1,162,400 to $324,700, or 72.1%, for the year ended December 31, 2002 as compared to 2001. These costs represent administrative costs reimbursed to Charter by the PBD Joint Venture based on Charter's actual costs incurred. The decrease was primarily due to a decrease in management fees due to a decrease in revenues as a result of the sale of the PBD Joint Venture's cable systems.

Depreciation and amortization expense decreased $447,800 from $818,300 to $370,500, or 54.7%, for the year ended December 31, 2002 as compared to 2001, primarily due to the sale of the PBD Joint Venture's cable systems.

Due to the factors described above, the PBD Joint Venture's operating income decreased $392,400 from $739,900 to $347,500, or 53.0%, for the year ended December 31, 2002 as compared to 2001.

Interest income increased $11,200 from $62,600 to $73,800, or 17.9%, for the year ended December 31, 2002 as compared to 2001. The increase was primarily due to higher average cash balances available for investment as a result of the sale of the PBD Joint Venture's cable systems.

We recognized a $6,506,300 gain in 2002 on the sale of our Poplar Bluff and Mt. Carmel cable system in the first half of the year.

Other expense decreased from $110,900 to $0 for the year ended December 31, 2002 as compared to 2001. Other expense in 2001 represents legal and proxy costs associated with the proposed sales of the PBD Joint Venture's assets.

Due to the factors described above, the PBD Joint Venture's net income increased $6,236,000 from $691,600 to $6,927,600 for the year ended December 31, 2002 as compared to 2001.

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

The PBD Joint Venture's revenues decreased $261,200 from $5,349,500 to $5,088,300, or 4.9%, for the year ended December 31, 2001 as compared to 2000. The decrease was due to a decline in the number of basic and premium service customers. As of December 31, 2001 and 2000, the PBD Joint Venture had approximately 10,300 and 12,400 basic service customers, respectively, and 2,200 and 3,500 premium service customers, respectively.

Service costs increased $7,400 from $1,705,500 to $1,712,900, or less than one percent, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in programming costs as a result of higher rates offset by a decrease related to the decrease in customers.

General and administrative expenses decreased $68,200 from $723,000 to $654,800, or 9.4%, for the year ended December 31, 2001 as compared to 2000, primarily due to a decrease in professional fees.

General partner management fees and reimbursed expenses increased $144,100 from $1,018,300 to $1,162,400, or 14.2%, for the year ended December 31, 2001 as compared to 2000. The increase was primarily due to an increase in the level of such services being provided and billed to the PBD Joint Venture by Charter.

Depreciation and amortization expense increased $442,400 from $375,900 to $818,300 for the year ended December 31, 2001 as compared to 2000, due to capital expenditures during 2000 and 2001.

Due to the factors described above, the PBD Joint Venture's operating income decreased $786,900 from $1,526,800 to $739,900, or 51.5%, for the year ended
December 31, 2001 as compared to 2000.

Interest income decreased $142,600 from $205,200 to $62,600, or 69.5%, for the year ended December 31, 2001 as compared to 2000. The decrease was primarily due to lower average cash balances available for investment as a result of the PBD Joint Venture's capital expenditures.

Other expense increased $78,900 from $32,000 to $110,900 for the year ended December 31, 2001 as compared to 2000. Other expense represents legal and proxy costs associated with the proposed sales of the PBD Joint Venture's assets.

Due to the factors described above, the PBD Joint Venture's net income decreased $1,008,400 from $1,700,000 to $691,600, or 59.3%, for the year ended December
31, 2001 as compared to 2000.

THE MACOUPIN JOINT VENTURE

The Macoupin Joint Venture had no results of operations for the period subsequent to April 10, 2002 as a result of the sale of its cable systems as discussed in Note 2 to the accompanying financial statements of the Macoupin Joint Venture. The Macoupin Joint Venture had net income of $7,010,100 of which $6,918,500 was the gain on sale of cable systems. Accordingly, no discussion of operating results for the period from January 1, 2002 to April 10, 2002 and the year ended December 31, 2001, has been provided as such analysis is not meaningful.

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

The Macoupin Joint Venture's revenues decreased $101,700 from $1,979,600 to $1,877,900, or 5.1%, for the year ended December 31, 2001 as compared to 2000. The decrease was due to a decline in basic and premium service customers. As of December 31, 2001 and 2000, the Macoupin Joint Venture had approximately 3,900 and 4,500 basic customers, respectively, and 1,100 and 1,300 premium service units, respectively.

Service costs decreased $49,700 from $669,500 to $619,800, or 7.4%, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to a decrease in personnel costs coupled with a decrease in copyrights and franchise fees due to a decrease in revenues.

General and administrative expenses decreased $2,900 from $218,100 to $215,200, or 1.3%, for the year ended December 31, 2001 as compared to 2000. The decrease was due to an increase in bad debt expense, an increase in costs associated with customer billings and an increase in property and casualty insurance in 2001.

General partner management fees and reimbursed expenses decreased $13,800 from $313,900 to $300,100, or 4.4%, for the year ended December 31, 2001 as compared to 2000. General partner management fees decreased primarily due to a decrease in administrative activities provided by Charter on the Macoupin Joint Venture's behalf. General partner management fees also decreased in direct relation to decreased revenues as discussed above.

Depreciation and amortization expense increased $3,400 from $222,900 to $226,300, or 1.5%, for the year ended December 31, 2001 as compared to 2000, due to capital expenditures in 2000 and 2001.

Due to the factors described above, the Macoupin Joint Venture's operating income decreased $38,700 from $555,200 to $516,500, or 7.0%, for the year ended December 31, 2001 as compared to 2000.

Interest income decreased $34,200 from $116,600 to $82,400, or 29.3%, for the year ended December 31, 2001 compared to 2000. The decrease was primarily due to lower average cash balances available for investment during the year.

Other expense increased $12,600 from $2,800 to $15,400 for the year ended December 31, 2001 as compared to 2000. Other expense represents legal and proxy costs associated with the proposed sales of the Macoupin Joint Venture's assets.

Due to the factors described above, the Joint Venture's net income decreased $85,500 from $669,000 to $583,500, or 12.8%, for the year ended December 31,
2001 as compared to 2000.

LIQUIDITY AND CAPITAL RESOURCES

         THE PARTNERSHIP

All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. The Joint Ventures distributed $7,305,700, $600,000 and $138,000 to us, representing our pro rata share of the cash flow distributed from the Joint Ventures' respective operations, during 2002, 2001 and 2000, respectively. We distributed $7,234,100 in 2002 and $504,800 to our partners in each of 2001 and 2000.

Operating activities used $238,600 more cash during 2002 than in 2001. Changes in prepaid expenses and liabilities owed to affiliates and third-party creditors provided $39,300 less cash in 2002 primarily due to differences in the timing of payments. Investing activities provided $6,705,700 more cash during 2002 than 2001 due to an increase in distributions from Joint Ventures. Financing activities used $6,729,300 more cash during 2002 than 2001 due to an increase in distributions to Partners.

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

         THE PBD JOINT VENTURE

The PBD Joint Venture distributed $8,253,200, $0 and $150,000 equally between its two partners during 2002, 2001, and 2000, respectively.

         THE MACOUPIN JOINT VENTURE

The Macoupin Joint Venture distributed $9,537,300, $1,800,000 and $189,000 equally among its three partners in 2002, 2001 and 2000, respectively.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. (Enstar IV-2) and Enstar Income Program IV-3, L.P., completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800, the Partnership's one-half share of which is approximately $2,497,400 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8,000,000 (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000.

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the sale of the Macoupin Joint Venture's systems, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

On November 8, 2002, the joint venturers entered into an asset purchase agreement providing for the sale of PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the joint venturers and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the PBD Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system in Dexter, Missouri to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain the approval of the Limited Partners of the joint venturers for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis on December 31, 2002. The statements of operations, venturer's capital and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because we are unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the PBD Joint Venture as of December 31, 2002 have been stated at historical book values. In addition, the Partnership changed its basis of accounting to liquidation basis and recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

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

The estimated cost of upgrading the PBD Joint Venture's system to two-way capability in order to be able to offer high-speed Internet service from the Dexter, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $2.4 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.8 million (for an upgrade to 870 MHz capacity). Given pending sale transactions, the high cost of such a comprehensive upgrade effort, the limited funds available to us, and the belief that a comprehensive plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. The Corporate General Partner has continued to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our system, maintain compliance with franchise agreements and be economically prudent.

FINANCING ACTIVITIES

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communication Corporation. The loan agreement provided for a revolving loan facility of $1,800,000 and matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by operations of the Joint Ventures, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund our entire upgrade program. If our systems are not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements and complete our planned upgrade program. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete our cable systems upgrades. As a result, the value of our systems would likely be lower than that of systems built to a higher technical standard.

We believe it is critical to conserve cash to fund our future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate distributions to partners at this time, other than those resulting from the pending sales transactions.

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

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

INFLATION

Certain of the Joint Venture's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that the Joint Venture is able to increase our prices periodically, of which there can be no assurance. See "Regulation and Legislation."

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Joint Venture.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is ECC.

The directors and executive officers of the Corporate General Partner as of March 15, 2003, all of whom have their principal employment in a comparable position with Charter, are named below:

       NAME                                                     POSITION
------------------------           ----------------------------------------------------------------------------
Carl E. Vogel                      President and Chief Executive Officer

Margaret A. Bellville              Executive Vice President and Chief Operating Officer

Steven A. Schumm                   Director of the Corporate General Partner, Executive Vice President, Chief
                                   Administrative Officer and interim Chief Financial Officer

Steven E. Silva                    Executive Vice President - Corporate Development and Chief Technology Officer

Curtis S. Shaw                     Senior Vice President, General Counsel and Secretary

Paul E. Martin                     Senior Vice President, Corporate Controller and Principal Financial Officer for
                                   Partnership Matters

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 45, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December 2002, Ms. Bellville was President and CEO of Incanta Inc., a technology-based streaming content company, from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. From 1995 to 2001, Ms Bellville worked for Cox Communications, the nation's fourth-largest cable television company. She joined Cox in 1995 as Vice President of Operations and advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President of the company's southwest division. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School's Advanced Management Program. She currently serves on the Dan O'Brien Youth Foundation Board, the Public Affairs committee for the NCTA, the CTAM Board of Directors, and is a trustee and secretary for the industry association Women in Cable and Telecommunications. Ms. Bellville is an inaugural fellow of the Betsy Magness Leadership Institute and has been named "Woman of the Year" by Women in Cable and Telecommunications in California.

Steven A. Schumm, 50, Director of the Corporate General Partner, Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer. Prior to joining Charter Investment in 1998, Mr. Schumm was a partner with Ernst & Young LLP where he worked for 24 years in a variety of professional service and management roles. At the time he joined Charter, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP and a member of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 43, Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of TV Gateway, LLC.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 42, Senior Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin joined Charter as Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001 and Senior Vice President in April 2002. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

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

For the fiscal year ended December 31, 2002, Enstar Cable charged the Joint Ventures management fees of approximately $128,600. In addition, the Macoupin Joint Venture paid the Corporate General Partner approximately $5,300 relative to its 1% special interest. The Joint Ventures also reimbursed Enstar Cable, Charter and its affiliates approximately $281,700 for system operating management services and direct expenses. In addition, programming services are purchased through Charter. The Joint Ventures were charged approximately $708,900 for these programming services for fiscal year 2002.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, there is no person known by us to own beneficially or that may be deemed to own beneficially more than 5% of the units.

The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter, 18.4% by Vulcan Cable III Inc., and 35.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 7.1% of the outstanding capital stock of Charter and controls approximately 92.9% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation ("ECC") from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates Falcon Communications, L.P. Charter now manages the operations of the partnerships of which ECC is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon Communications, L.P.

Pursuant to a management agreement dated November 26, 1985 between the Partnership and Enstar Cable Corporation, a subsidiary of the Corporate General Partner, Enstar Cable provides financial, management, supervisory and marketing services, as necessary to the Partnership's operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership's gross receipts from customers. In addition, Enstar Cable Corporation is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership's systems, and an allocable shares of costs associated with facilities required to manage the Partnership's systems. To provide these management services, Enstar Cable Corporation has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable Corporation, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC. from the PBD and Macoupin Joint Ventures were $430,100 and $144,500, respectively. In addition, the Joint Ventures were charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2002 and the period ended April 10, 2002, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the PBD and Macoupin Joint Ventures, were $217,100 and $63,900, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     1.  Financial Statements

            Reference is made to the Index to Financial Statements on page F-1.

        2.  Financial Statement Schedules

            Reference is made to the Index to Financial Statements on page F-1.

        3.  Exhibits

            Reference is made to the Exhibits Index on Page E-1.

(b)         Reports on Form 8-K

            On February 14, 2003, the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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


                                  ENSTAR INCOME PROGRAM IV-1, L.P.

                                  By:  Enstar Communications Corporation,
                                       Corporate General Partner


Dated:  April 17, 2003                 By: /s/  Steven A. Schumm
                                          --------------------------------
                                          Steven A. Schumm
                                          Director, Executive Vice President,
                                          Chief Administrative Officer and
                                          Interim Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


Dated:  April 17, 2003            By: /s/ Steven A. Schumm
                                      ----------------------------------------
                                      Steven A. Schumm
                                      Director, Executive Vice President,
                                      Chief Administrative Officer and Interim
                                      Chief Financial Officer
                                      (Principal Executive Officer)*


Dated:  April 17, 2003            By: /s/ Paul E. Martin
                                      ----------------------------------------
                                      Paul E. Martin
                                      Senior Vice President and Corporate
                                      Controller
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)*


* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                                 CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program IV-1, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 17, 2003


/s/  Steven A. Schumm
-----------------------------------
Steven A. Schumm
Executive Vice President, Director,
Chief Administrative Officer and
Interim Chief Financial Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program IV-1, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 17, 2003


/s/  Paul E. Martin
------------------------------------
Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                   ---------------------------------------------------
                                                                       ENSTAR            ENSTAR            ENSTAR
                                                                       INCOME            IV/PBD            CABLE
                                                                       PROGRAM           SYSTEMS        OF MACOUPIN
                                                                      IV-1, L.P.         VENTURE           COUNTY
                                                                   ---------------   ---------------   ---------------
Independent Auditors' Report                                             F-2               F-15              F-29
Report of Independent Public Accountants                                 F-3               F-16              F-30
Statement of Net Assets in Liquidation as of December 31, 2002           F-4               F-17              F-31
Balance Sheet as of December 31, 2001                                    F-5               F-18              F-32
Statement of Changes in Net Assets in Liquidation for the
   period from April 11 ,2002 to December 31, 2002                        --                 --              F-33
Statements of Operations for the years ended December
   31, 2002, 2001 and 2000                                               F-6               F-19              F-34
Statements of Partnership/Venturers' Capital (Deficit)
   for the years ended December 31, 2002, 2001 and 2000                  F-7               F-20              F-35
Statements of Cash Flows for the years ended December 31,
   2002, 2001 and 2000                                                   F-8               F-21              F-36
Notes to Financial Statements                                            F-9               F-22              F-37

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Enstar Income Program IV-1, L.P.:

We have audited the accompanying statement of net assets in liquidation of Enstar Income Program IV-1, L.P. (a Georgia limited partnership) as of December 31, 2002 (see Note 2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income Program IV-1, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of December 31, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income Program IV-1, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


/s/ KPMG, LLP

St. Louis, Missouri
April 11, 2003

    THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND
                  HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP


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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
     March 29, 2002

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002


ASSETS:
   Cash and cash equivalents                                       $       208,500
   Equity in net assets of Joint Venture                                 2,879,200
                                                                   ---------------

   Total assets                                                          3,087,700
                                                                   ---------------

LIABILITIES:
   Accrued liabilities                                                     340,400
   Due to affiliate                                                        580,200
                                                                   ---------------

   Total liabilities                                                       920,600
                                                                   ---------------

NET ASSETS IN LIQUIDATION:
   General Partners                                                        (17,200)
   Limited Partners                                                      2,184,300
                                                                   ---------------

                                                                   $     2,167,100
                                                                   ===============




                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001


                                                                         2001
                                                                   ---------------
                                     ASSETS

ASSETS:
   Cash                                                            $       288,200
                                                                   ---------------

   Equity in net assets of joint ventures:
     Enstar IV/PBD Systems Venture                                       3,515,400
     Enstar Cable of Macoupin County                                       859,900
                                                                   ---------------

                                                                         4,375,300
                                                                   ---------------

           Total assets                                            $     4,663,500
                                                                   ===============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accrued liabilities                                             $        26,400
   Due to affiliates                                                       738,600
                                                                   ---------------

           Total liabilities                                               765,000
                                                                   ---------------

PARTNERSHIP CAPITAL (DEFICIT):
   General Partners                                                        (44,100)
   Limited Partners                                                      3,942,600
                                                                   ---------------

          Total Partnership capital                                      3,898,500
                                                                   ---------------

          Total liabilities and Partnership capital                $     4,663,500
                                                                   ===============



                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                             2002             2001              2000
                                                                         -------------    -------------    -------------
                                                                         (SEE NOTE 2)
EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture                                         $   3,463,800    $     345,800    $     850,000
   Enstar Cable of Macoupin County                                           2,361,200          194,500          223,000
                                                                         -------------    -------------    -------------

                                                                             5,825,000          540,300        1,073,000
                                                                         -------------    -------------    -------------

OPERATING EXPENSES:
   General and administrative expenses                                          68,400           69,400           89,100
   Amortization                                                                     --           14,100           12,800
                                                                         -------------    -------------    -------------

                                                                                68,400           83,500          101,900
                                                                         -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest income                                                               1,400              100            7,600
   Interest expense                                                                 --           (8,700)          (8,900)
   Other expense                                                              (215,000)          (4,700)          (8,100)
                                                                         -------------    -------------    -------------

                                                                              (213,600)         (13,300)          (9,400)
                                                                         -------------    -------------    -------------

           Net income                                                    $   5,543,000    $     443,500    $     961,700
                                                                         =============    =============    =============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                 $      99,600    $       4,400    $       9,600
                                                                         =============    =============    =============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                 $   5,443,400    $     439,100    $     952,100
                                                                         =============    =============    =============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                      $      136.15    $       10.98    $       23.81
                                                                         =============    =============    =============

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR          39,982           39,982           39,982
                                                                         =============    =============    =============



                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                  GENERAL            LIMITED
                                                                  PARTNERS           PARTNERS             TOTAL
                                                               ---------------    ---------------    ---------------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 2000                 $       (48,100)   $     3,551,000    $     3,502,900

   Distributions to partners                                            (5,000)          (499,800)          (504,800)
   Net income                                                            9,600            952,100            961,700
                                                               ---------------    ---------------    ---------------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2000                       (43,500)         4,003,300          3,959,800

   Distributions to partners                                            (5,000)          (499,800)          (504,800)
   Net income                                                            4,400            439,100            443,500
                                                               ---------------    ---------------    ---------------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2001               $       (44,100)   $     3,942,600    $     3,898,500

   Distributions to partners                                           (72,300)        (7,161,800)        (7,234,100)
   Net income                                                           99,600          5,443,400          5,543,000
                                                               ---------------    ---------------    ---------------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2002                       (16,800)         2,224,200          2,207,400

   Effects of change to liquidation basis (see Note 2)                    (400)           (39,900)           (40,300)
                                                               ---------------    ---------------    ---------------

NET ASSETS IN LIQUIDATION, December 31, 2002                   $       (17,200)   $     2,184,300    $     2,167,100
                                                               ===============    ===============    ===============


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                    2002           2001            2000
                                                                                ------------    ------------    ------------
                                                                                (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  5,543,000    $    443,500    $    961,700
   Adjustments to reconcile net income to net cash from operating activities:
     Equity in net income of joint ventures                                       (5,825,000)       (540,300)     (1,073,000)
     Amortization                                                                         --          14,100          12,800
     Changes in:
       Prepaid expenses                                                                   --           1,900           1,000
       Accrued liabilities and due to affiliates                                     130,700         168,100         572,100
                                                                                ------------    ------------    ------------

           Net cash from operating activities                                       (151,300)         87,300         474,600
                                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from joint ventures                                               7,305,700         600,000         138,000
                                                                                ------------    ------------    ------------

           Net cash from investing activities                                      7,305,700         600,000         138,000
                                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                      (7,234,100)       (504,800)       (504,800)
   Deferred financing costs                                                               --              --          (3,800)
                                                                                ------------    ------------    ------------

           Net cash from financing activities                                     (7,234,100)       (504,800)       (508,600)
                                                                                ------------    ------------    ------------

           Net increase (decrease) in cash                                           (79,700)        182,500         104,000

CASH, beginning of year                                                              288,200         105,700           1,700
                                                                                ------------    ------------    ------------

CASH, end of year                                                               $    208,500    $    288,200    $    105,700
                                                                                ============    ============    ============



                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(1) ORGANIZATION

Enstar Income Program IV-1, L.P. a Georgia limited partnership (the "Partnership"), was formed on October 16, 1985 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter, acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

(2)  SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. (Enstar IV-2) and Enstar Income Program IV-3, L.P., completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9,076,800, the Partnership's one-third share of which is approximately $3,025,600, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's Mt. Carmel system for a total sale price of approximately $4,994,800, the Partnership's one-half share of which is approximately $2,497,400 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8,000,000 (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000.

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Venture's systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the sale of the Macoupin Joint Venture's systems, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at estimated realizable values and the liabilities have been reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the joint venturers. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the joint venturers, of which the Partnership's portion is $42,000.

On November 8, 2002, the joint venturers entered into an asset purchase agreement providing for the sale of PBD Joint Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the joint venturers and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the PBD Joint Venture entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system in Dexter, Missouri to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. Management is currently evaluating the alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Joint Venture's final cable system and the subsequent liquidation and dissolution of the Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. The statements of operations, partnership capital (deficit) and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the Joint Venture. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the Joint Venture and adjustments if any to estimated costs of liquidation.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation for such period is presented on a different basis of accounting than the financial statements for the years ended December 31, 2002, 2001 and 2000, which are prepared on the historical cost basis of accounting.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Investment in Joint Ventures

The Partnership's investment and share of the income or loss in the Joint Ventures is accounted for on the equity method of accounting.

Income Taxes

As a partnership, Enstar Income Program IV-1, L.P. pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000, the book basis of the Partnership's investment in the Joint Ventures exceeds its tax basis by approximately $96,300, $970,400 and $600,600, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002 in the financial statements is approximately $840,000 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000 in the financial statements is approximately $408,800 and $41,200 more than tax income for the same period, respectively, caused principally by timing differences in depreciation expense reported by the Joint Ventures.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates include useful lives on property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(4) PARTNERSHIP MATTERS

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

(5) EQUITY IN NET ASSETS OF JOINT VENTURES

Enstar IV/PBD Systems Venture

The Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P.) each own 50% of Enstar IV/PBD Systems Venture, a Georgia general partnership (the "PBD Joint Venture"). The PBD Joint Venture was initially funded through capital contributions made by each venturer during 1986 of $7,270,000 in cash and $460,000 in capitalized system acquisition and related costs. In 1986, the PBD Joint Venture acquired cable television systems in Missouri and Illinois. Each venturer shares equally in the profits and losses of the PBD Joint Venture. The PBD Joint Venture generated income of $6,927,600, $691,600 and $1,700,000 for the years ended December 31, 2002, 2001 and 2000, respectively, of which $3,463,800, $345,800 and $850,000 was allocated to the Partnership, respectively. The operations of the PBD Joint Venture are significant to the Partnership and its financial statements included elsewhere in this Annual Report should be read in conjunction with these financial statements.


Enstar Cable of Macoupin County

The Partnership and two affiliated partnerships (Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P.) each own one third of Enstar Cable of Macoupin County, a Georgia general partnership (the "Macoupin Joint Venture"), until its sale in the second quarter of 2002. The Macoupin Joint Venture was initially funded through capital contributions made by each venturer during 1988 of $2,199,700 in cash and $40,000 in capitalized system acquisition and related costs. In 1988, the Macoupin Joint Venture acquired cable television systems in Illinois. Each venturer shares equally in the profits and losses of the Macoupin Joint Venture. The Macoupin Joint Venture generated income of $7,010,100, $583,500 and $669,000 for the period from January 1, 2002 to April 10, 2002 and for the years ended December 31, 2001 and 2000, respectively, of which $2,336,700, $194,500 and $223,000 was allocated to the Partnership, respectively. In addition, the Macoupin Joint Venturer's net assets in liquidation increased by $73,500 of which $24,500 was allocated to the Partnership. The operations of the Macoupin Joint Venture were significant to the Partnership and its financial statements included elsewhere in this Annual Report should be read in conjunction with these financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(6) CREDIT FACILITY

The Partnership was party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of Enstar Communications Corporation. The loan agreement provided for a revolving loan facility of $1,800,000 and matured and was repaid on August 31, 2001. The loan facility was not extended or replaced.

(7) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. The Partnership did not own or operate any cable television operations in 2002, 2001 and 2000 other than through its investment in the Joint Ventures. Accordingly, no management fees were paid by the Partnership. The Management Agreement also provides that the Partnership will reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs. No reimbursable expenses were incurred on behalf of the Partnership in 2002, 2001 and 2000.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of the Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

(8) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

                          INDEPENDENT AUDITORS' REPORT



To the Venturers of
Enstar IV/PBD Systems Venture:

We have audited the accompanying statement of net assets in liquidation of Enstar IV/PBD Systems Venture (a Georgia general partnership) as of December 31, 2002 (see Note 2). We have also audited the statements of operations, venturers' capital and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P. have approved a plan of liquidation. Accordingly, the Venture has changed its basis of accounting from the going concern basis to a liquidation basis as of December 31, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar IV/PBD Systems Venture as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


/s/ KPMG, LLP

St. Louis, Missouri
April 11, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP


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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
    March 29, 2002

                          ENSTAR IV/PBD SYSTEMS VENTURE

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002


ASSETS:

   Cash and cash equivalents                                          $5,788,900
   Prepaid expenses                                                        5,200
   Property, plant and equipment                                         818,400
   Franchise cost                                                          3,500
                                                                      ----------

   Total assets                                                        6,616,000
                                                                      ----------

LIABILITIES:
   Accounts payable                                                       21,400
   Accrued liabilities                                                   106,800
   Due to affiliates                                                     813,200
                                                                      ----------

   Total liabilities                                                     941,400
                                                                      ----------

NET ASSETS IN LIQUIDATION
   Enstar Income Program IV-1, L.P.                                    2,837,300
   Enstar Income Program IV-2, L.P.                                    2,837,300
                                                                      ----------

                                                                      $5,674,600
                                                                      ==========



                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001


                                     ASSETS

ASSETS:
   Cash                                                                            $    511,200
   Accounts receivable, net                                                              67,800
   Prepaid expenses and other assets                                                     18,500
   Property, plant and equipment, net of accumulated depreciation of $11,130,500      7,780,000
   Franchise cost, net of accumulated amortization of $26,900                            31,700
   Deferred charges, net                                                                    400
                                                                                   ------------

           Total assets                                                            $  8,409,600
                                                                                   ============

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                                $     68,300
   Accrued liabilities                                                                  181,800
   Due to affiliates                                                                  1,128,700
                                                                                   ------------

           Total liabilities                                                          1,378,800
                                                                                   ------------

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                   3,515,400
   Enstar Income Program IV-2, L.P.                                                   3,515,400
                                                                                   ------------

           Total venturers' capital                                                   7,030,800
                                                                                   ------------

           Total liabilities and venturers' capital                                $  8,409,600
                                                                                   ============



                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                   2002           2001             2000
                                                               ------------    ------------    ------------
                                                               (SEE NOTE 2)
REVENUES                                                       $  2,152,800    $  5,088,300    $  5,349,500
                                                               ------------    ------------    ------------

OPERATING EXPENSES:
   Service costs                                                    849,700       1,712,900       1,705,500
   General and administrative expenses                              260,400         654,800         723,000
   General partner management fees and reimbursed expenses          324,700       1,162,400       1,018,300
   Depreciation and amortization                                    370,500         818,300         375,900
                                                               ------------    ------------    ------------

                                                                  1,805,300       4,348,400       3,822,700
                                                               ------------    ------------    ------------

           Operating income                                         347,500         739,900       1,526,800
                                                               ------------    ------------    ------------

OTHER INCOME (EXPENSE):
   Interest income                                                   73,800          62,600         205,200
   Gain on sale of cable systems                                  6,506,300              --              --
   Other expense                                                         --        (110,900)        (32,000)
                                                               ------------    ------------    ------------

                                                                  6,580,100         (48,300)        173,200
                                                               ------------    ------------    ------------

           Net income                                          $  6,927,600    $    691,600    $  1,700,000
                                                               ============    ============    ============






                See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                        STATEMENTS OF VENTURERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                         ENSTAR INCOME   ENSTAR INCOME
                                                            PROGRAM         PROGRAM
                                                           IV-1, L.P.     IV-2, L.P.         TOTAL
                                                         -------------   -------------   ------------
BALANCE, January 1, 2000                                 $  2,394,600    $  2,394,600    $  4,789,200

   Distributions to venturers                                 (75,000)        (75,000)       (150,000)
   Net income                                                 850,000         850,000       1,700,000
                                                         ------------    ------------    ------------

BALANCE, December 31, 2000                                  3,169,600       3,169,600       6,339,200

   Net income                                                 345,800         345,800         691,600
                                                         ------------    ------------    ------------

BALANCE, December 31, 2001                               $  3,515,400    $  3,515,400    $  7,030,800

   Distributions to venturers                              (4,126,600)     (4,126,600)     (8,253,200)
   Net income                                               3,463,800       3,463,800       6,927,600
                                                         ------------    ------------    ------------

BALANCE, December 31, 2002                                  2,852,600       2,852,600       5,705,200

   Effects of change to liquidation basis (see Note 2)        (15,300)        (15,300)        (30,600)
                                                         ------------    ------------    ------------

NET ASSETS IN LIQUIDATION, December 31, 2002             $  2,837,300    $  2,837,300    $  5,674,600
                                                         ============    ============    ============


                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                    2002           2001             2000
                                                                                ------------    ------------    ------------
                                                                                (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  6,927,600    $    691,600    $  1,700,000
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                   370,500         818,300         375,900
     Gain on sale of cable systems                                                (6,506,300)             --              --
     Changes in:
       Accounts receivable, prepaid expenses and other assets                        105,700         181,000          44,200
       Accounts payable, accrued liabilities and due to affiliates                  (182,400)       (772,900)      1,725,000
                                                                                ------------    ------------    ------------

           Net cash from operating activities                                        715,100         918,000       3,845,100
                                                                                ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (179,000)     (4,138,600)     (3,091,400)
   Increase in intangible assets                                                          --          (1,100)             --
   Proceeds from sale of cable system                                             12,994,800              --              --
                                                                                ------------    ------------    ------------

           Net cash from investing activities                                     12,815,800      (4,139,700)     (3,091,400)
                                                                                ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                     (8,253,200)             --        (150,000)
                                                                                ------------    ------------    ------------

           Net cash from investing activities                                     (8,253,200)             --        (150,000)
                                                                                ------------    ------------    ------------


           Net (decrease) increase in cash                                         5,277,700      (3,221,700)        603,700

CASH, beginning of year                                                              511,200       3,732,900       3,129,200
                                                                                ------------    ------------    ------------

CASH, end of year                                                               $  5,788,900    $    511,200    $  3,732,900
                                                                                ============    ============    ============





                 See accompanying notes to financial statements.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



(1) ORGANIZATION

Enstar IV/PBD Systems Venture, a Georgia general partnership (the "Venture"), was formed under the terms of a general partnership agreement effective July 23, 1986, between the Venturers, two limited partnerships sponsored by Enstar Communications Corporation (the "Corporate General Partner"). The Venture was formed to pool the resources of the two limited partnerships to acquire, own, operate and dispose of certain cable television systems. In 1986, the Venture acquired cable television systems in Missouri and Illinois.

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

The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P. and Enstar Income Program IV-2, L.P. (the "Venturers" or "Partnerships") may have outside of their interest in the Venture, nor to any obligations of the Venturers, including income taxes.

(2)  SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Venturers completed the sale to Interlink Communications Partners, LLC of the Venture's Mt. Carmel system for a total sale price of approximately $4,994,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Venturers and five other affiliated partnerships (which, together with the Venturers are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Venturers completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8,000,000 (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4,000,000.

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively\ pursued since 1999, when the Corporate General Partner of the Ventures sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Venture and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of the Venture's cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Venture's systems' rural location, and a general inability of a small cable system operator such as the Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money to construct a competing cable system. Although

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



limited plant upgrades have been made, the Corporate General Partner projected that if the Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

On November 8, 2002, the Venturers entered into an asset purchase agreement providing for the sale of the Venture's remaining cable system in Dexter, Missouri to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $3,148,000, (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Venturers and eight other affiliated partnerships (which, together with the Venturers are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnerships' units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March and April 2003, a majority of the Limited Partners of the Venturers approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Venture entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system in Dexter, Missouri to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. Management is currently evaluating the alternatives with respect to this new development.

The Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the Venture's final cable system and the subsequent liquidation and dissolution of the Venture and the Partnerships. In March and April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. The statements of operations, venturers' capital and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Venture. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be reflected once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the Venture as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Venture and adjustments if any to estimated costs of liquidation.

The Corporate General Partner's intention is to settle the outstanding obligations of the Venture and terminate the Venture as expeditiously as possible. Final dissolution of the Venture and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.


(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation for such period is

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


presented on a different basis of accounting than the financial statements for the years ended December 31, 2002, 2001 and 2000, which are prepared on the historical cost basis of accounting.

Cash Equivalents

The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

           Cable distribution systems                                        5-15 years
           Vehicles                                                           3 years
           Furniture and equipment                                           5-7 years
           Leasehold improvements                         Shorter of life of lease or useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture. Amortization expense related to franchises for the years ended December 31, 2002, 2001 and 2000 was $1,900, $4,400 and $4,800, respectively.

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

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



Income Taxes

The Venture pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to the Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $0, $1,345,000 and $693,600, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002 in the financial statements is approximately $1,119,400 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000 in the financial statements is approximately $724,300 and $42,900 more than tax income or loss for the same period, respectively, caused principally by timing differences in depreciation and amortization expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include useful lives on property, plant and equipment valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.


(4) JOINT VENTURE MATTERS

The Corporate General Partner, Charter and affiliated companies are responsible for the day-to-day management of the Venture and its operations.

Under the terms of the general partnership agreement, the Venturers share equally in profits, losses, allocations and assets. Capital contributions, as required, are also made equally.


(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of the dates presented:

                                                          DECEMBER 31,
                                                  -----------------------------
                                                      2002            2001
                                                  ------------     ------------
Cable distribution systems                        $  4,896,000     $ 17,846,400
Land and improvements                                       --          478,000
Vehicles, furniture and equipment                      289,900          586,100
                                                  ------------     ------------
                                                     5,185,900       18,910,500
Less:  accumulated depreciation                     (4,367,500)     (11,130,500)
                                                  ------------     ------------
                                                  $    818,400     $  7,780,000
                                                  ============     ============


Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $368,600, $812,700 and $369,200, respectively.

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


No adjustments have been made to record assets at estimated realizable value as required in liquidation basis accounting due to uncertainties surrounding the sales of the final systems and final dissolution of the Venture.

(6) COMMITMENTS AND CONTINGENCIES

As of December 31, 2002, franchise agreements have expired in two of the Venture's franchise areas where it serves approximately 1,300 basic customers. The Venture continues to serve these customers while it is in negotiations to renew the franchise agreements and continues to pay franchise fees to the local franchise authorities.

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

The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations.

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

(7) EMPLOYEE BENEFIT PLAN

The Venture participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $2,800, $2,100 and $2,300 was made during 2002, 2001 and 2000, respectively.

(8) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 5% of revenues to the Manager, excluding revenues from the sale of

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

cable television systems or franchises. Management fee expense approximated $107,600, $254,400 and $267,500 for the years ended December 31, 2002, 2001 and
2000, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of the operational costs associated with the services provided. The total amount charged to the Venture for these services and direct expenses approximated $217,100, $908,000 and $750,800 for the years ended December 31, 2002, 2001 and 2000, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Venture for these costs based on its costs. The Venture recorded programming fee expense of $589,400, $1,184,700 and $1,064,100 for the years ended December 31, 2002, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of the Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Venture.

(9)      RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Venture adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Venture's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Venture.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Venture for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Venture.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual

                          ENSTAR IV/PBD SYSTEMS VENTURE

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Venture.

                          INDEPENDENT AUDITORS' REPORT



To the Venturers of
Enstar Cable of Macoupin County:

We have audited the accompanying statement of net assets in liquidation of Enstar Cable of Macoupin County (a Georgia general partnership) as of December 31, 2002, and the related statement of changes in net assets in liquidation for the period from April 11, 2002 to December 31, 2002 (see Note 2). We have also audited the statements of operations, venturers' capital and cash flows for the period from January 1, 2002 to April 10, 2002. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, as a result of the sale of the Venture's systems, the Venture has changed its basis of accounting from the going concern basis to a liquidation basis as of April 10, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Cable of Macoupin County as of December 31, 2002, the changes in net assets in liquidation for the period from April 11, 2002 to December 31, 2002, and the results of its operations and its cash flows for the period from January 1, 2002 to April 10, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


/s/ KPMG, LLP

St. Louis, Missouri
April 11, 2003

 THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP


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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
    March 29, 2002

                         ENSTAR CABLE OF MACOUPIN COUNTY

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002


ASSETS:
   Cash and cash equivalents                                          $    171,700
                                                                      ------------

   Total assets                                                            171,700
                                                                      ------------

LIABILITIES:
   Due to affiliates                                                        45,700
                                                                      ------------

   Total liabilities                                                        45,700
                                                                      ------------

NET ASSETS IN LIQUIDATION:
   Enstar Income Program IV-1, L.P.                                         42,000
   Enstar Income Program IV-2, L.P.                                         42,000
   Enstar Income Program IV-3, L.P.                                         42,000
                                                                      ------------

                                                                      $    126,000
                                                                      ============



                See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                                                                  2001
                                                                              ------------
                                     ASSETS
ASSETS:
   Cash                                                                       $    912,800
   Accounts receivable, net                                                         40,800
   Prepaid expenses and other assets                                                 4,100
   Property, plant and equipment, of accumulated depreciation of $3,033,100      2,198,500
   Franchise cost, net of accumulated amortization of $49,700                       62,200
   Deferred charges, net                                                               700
                                                                              ------------

           Total assets                                                       $  3,219,100
                                                                              ============

                       LIABILITIES AND VENTURERS' CAPITAL

LIABILITIES:
   Accounts payable                                                           $     36,400
   Accrued liabilities                                                             196,100
   Due to affiliates                                                               406,900
                                                                              ------------

           Total liabilities                                                       639,400
                                                                              ------------

VENTURERS' CAPITAL:
   Enstar Income Program IV-1, L.P.                                                859,900
   Enstar Income Program IV-2, L.P.                                                859,900
   Enstar Income Program IV-3, L.P.                                                859,900
                                                                              ------------

           Total venturers' capital                                              2,579,700
                                                                              ------------

           Total liabilities and venturers' capital                           $  3,219,100
                                                                              ============


                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

             FOR THE PERIOD FROM APRIL 11, 2002 TO DECEMBER 31, 2002


Additions:
   Reduction in accrued expenses                 $    23,000
   Interest income                                    50,500
                                                 -----------

                                                      73,500

Deductions:
   Distribution to joint venturers                 9,537,300
                                                 -----------

                                                   9,537,300

Net decrease in net assets in liquidation         (9,463,800)

NET ASSETS IN LIQUIDATION, beginning of period     9,589,800
                                                 -----------

NET ASSETS IN LIQUIDATION, end of period         $   126,000
                                                 ===========



                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF OPERATIONS



                                                             PERIOD FROM
                                                             JANUARY 1,
                                                               2002 TO       YEAR ENDED DECEMBER 31,
                                                              APRIL 10,    --------------------------
                                                                2002          2001           2000
                                                             -----------   -----------    -----------
                                                             (SEE NOTE 2)
REVENUES                                                     $   526,000   $ 1,877,900    $ 1,979,600
                                                             -----------   -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 172,400       619,800        669,500
   General and administrative expenses                            87,400       215,200        218,100
   General partner management fees and reimbursed expenses        90,200       300,100        313,900
   Depreciation and amortization                                  86,600       226,300        222,900
                                                             -----------   -----------    -----------

                                                                 436,600     1,361,400      1,424,400
                                                             -----------   -----------    -----------

           Operating income                                       89,400       516,500        555,200
                                                             -----------   -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                                 2,200        82,400        116,600
   Other expense                                                      --       (15,400)        (2,800)
                                                             -----------   -----------    -----------

                                                                   2,200        67,000        113,800
                                                             -----------   -----------    -----------

GAIN ON SALE OF CABLE SYSTEMS                                  6,918,500            --             --
                                                             -----------   -----------    -----------

           Net income                                        $ 7,010,100   $   583,500    $   669,000
                                                             ===========   ===========    ===========







                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                        STATEMENTS OF VENTURERS' CAPITAL

            FOR THE PERIOD FROM JANUARY 1, 2002 TO APRIL 10, 2002 AND
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                          ENSTAR           ENSTAR           ENSTAR
                                          INCOME           INCOME           INCOME
                                         PROGRAM          PROGRAM          PROGRAM
                                        IV-1, L.P.       IV-2, L.P.       IV-3, L.P.        TOTAL
                                      -------------    -------------    -------------    -------------
BALANCE, January 1, 2000              $   1,105,400    $   1,105,400    $   1,105,400    $   3,316,200
   Distributions to venturers               (63,000)         (63,000)         (63,000)        (189,000)
   Net income                               223,000          223,000          223,000          669,000
                                      -------------    -------------    -------------    -------------

BALANCE, December 31, 2000                1,265,400        1,265,400        1,265,400        3,796,200
   Distributions to venturers              (600,000)        (600,000)        (600,000)      (1,800,000)
   Net income                               194,500          194,500          194,500          583,500
                                      -------------    -------------    -------------    -------------

BALANCE, December 31, 2001                  859,900          859,900          859,900        2,579,700
   Net income                             2,336,700        2,336,700        2,336,700        7,010,100
                                      -------------    -------------    -------------    -------------

BALANCE, April 10, 2002               $   3,196,600    $   3,196,600    $   3,196,600    $   9,589,800
                                      =============    =============    =============    =============




                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                            STATEMENTS OF CASH FLOWS



                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    PERIOD FROM     ------------------------------
                                                                                JANUARY 1, 2002 TO
                                                                                  APRIL 10, 2002          2001            2000
                                                                                ------------------  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $   7,010,100    $     583,500    $     669,000
   Adjustments to reconcile net income to net cash from operating activities:
     Depreciation and amortization                                                        86,600          226,300          222,900
     Gain on sale of cable systems                                                    (6,918,500)              --               --
     Changes in:
       Accounts receivable, prepaid expenses and other assets                             63,200           57,900           21,300
       Accounts payable, accrued liabilities and due to affiliates                      (197,000)         496,800          (80,100)
                                                                                   -------------    -------------    -------------

           Net cash from operating activities                                             44,400        1,364,500          833,100
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                   (1,800)        (898,600)         (77,400)
   Increase in intangible assets                                                              --           (1,200)          (2,000)
   Proceeds from sale of cable system                                                  9,082,100               --               --
                                                                                   -------------    -------------    -------------

           Net cash from investing activities                                          9,080,300         (899,800)         (79,400)
                                                                                   -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to venturers                                                                 --       (1,800,000)        (189,000)
                                                                                   -------------    -------------    -------------

           Net cash from financing activities                                                 --       (1,800,000)        (189,000)

           Net increase (decrease) in cash                                             9,124,700       (1,335,300)         564,700

CASH, beginning of period                                                                912,800        2,248,100        1,683,400
                                                                                   -------------    -------------    -------------

CASH, end of period                                                                $  10,037,500    $     912,800    $   2,248,100
                                                                                   =============    =============    =============





                 See accompanying notes to financial statements.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


(1) ORGANIZATION

Enstar Cable of Macoupin County, a Georgia general partnership (the "Venture"), owns and operates cable television systems in small to medium-sized communities in Illinois.

The financial statements do not give effect to any assets that Enstar Income Program IV-1, L.P., Enstar Income Program IV-2, L.P. and Enstar Income Program IV-3, L.P. (the "Venturers" or "Partnerships") may have outside of their interest in the Venture, nor to any obligations of the Venturers, including income taxes.

(2)  SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Venturers completed the sale of the Venture's systems to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9,076,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Venturers and three other affiliated partnerships (which, together are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Venturers and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner of the Venturers sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Venture and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Venture's systems to operate on a two-way basis with improved technical capacity, insufficiency of Venture cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Venture's systems' rural location, and a general inability of a small cable system operator such as the Venture to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Venture made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Venture would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

As a result of the sale of the Venture's systems, the Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the Venturers. In January 2003, all remaining assets of the Venture were distributed including a final distribution of $126,000 made to the Venturers.

The Corporate General Partner's intention is to settle the outstanding obligations of the Venture and terminate the Venture as expeditiously as possible. Final dissolution of the Venture and related cash distributions to the Venturers will occur upon obtaining final resolution of all liquidation issues.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

As discussed in Note 2, the financial statements as of December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the statement of net assets in liquidation for such period is presented on a different basis of accounting than the financial statements for the years ended December 31, 2002, 2001 and 2000, which are prepared on the historical cost basis of accounting.

Cash Equivalents

The Venture considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

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

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Venture. Amortization expense related to franchises for the period from January 1, 2002 to April 10, 2002 and years ended December 31, 2001 and 2000 was $3,100, $11,500 and $11,000,
respectively.

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

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

Local governmental authorities impose franchise fees on the Venture ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Venture's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

The Venture pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Venture are passed through to its Venturers. The basis in the Venture's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000, the book basis of the Venture's net assets exceeds its tax basis by approximately $0, $893,700 and $761,400, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002 in the financial statements is approximately $880,100 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000 in the financial statements is approximately $132,300 and $84,500 more than tax income for the same period, respectively, caused principally by timing differences in depreciation and amortization expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

(4) JOINT VENTURE MATTERS

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

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of December 31, 2001:

Cable distribution systems                                          $ 4,982,300
Land and improvements                                                    26,300
Vehicles, furniture and equipment                                       223,000
                                                                    -----------

                                                                      5,231,600

Less:  accumulated depreciation                                      (3,033,100)
                                                                    -----------

                                                                    $ 2,198,500
                                                                    ===========

Depreciation expense for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, was $83,500, $214,200 and $210,800,
respectively.

(6) COMMITMENTS AND CONTINGENCIES

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

The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations.

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

(7) EMPLOYEE BENEFIT PLAN

The Venture participated in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1,

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



1999, the Profit Sharing Plan was amended, whereby the Venture would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $200, $300 and $0 was made during 2002, 2001 and 2000, respectively.

(8) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Venture has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Venture pays a monthly management fee of 4% of gross revenues to the Manager. Management fee expense for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, approximated $21,000, $75,100 and $79,200, respectively. In addition, the Venture is also required to distribute to the Corporate General Partner an amount equal to 1% of its gross revenues representing its interest as the Corporate General Partner. Management fee expense for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, approximated $5,300, $18,800 and $19,800, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Management Agreement also provides that the Venture reimburse the Manager for direct expenses incurred on behalf of the Venture and for the Venture's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter and its affiliates provide other management and operational services for the Venture. These expenses are charged to the properties served based primarily on the Venture's allocable share of operational costs associated with the services provided. The total amounts charged to the Venture for these services and direct expenses approximated $63,900, $206,200 and $214,900 for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Venture for these costs based on its costs. Programming fee expense was $119,500, $400,500 and $401,500 for the period from January 1, 2002 to April 10, 2002 and the years ended December 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Venture adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Venture's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Venture beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Venture.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the

                         ENSTAR CABLE OF MACOUPIN COUNTY

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


Venture for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Venture.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Venture.

                                  EXHIBIT INDEX


    EXHIBIT
    NUMBER                              DESCRIPTION
   ---------      ------------------------------------------------------------
    2.1a          Asset Purchase Agreement, dated November 8, 2002, by and among
                  Telecommunications Management, LLC and Enstar Income Program
                  II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
                  Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P.,
                  Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar
                  Cable of Cumberland Valley (Incorporated by reference to
                  Exhibit 2.1 to the quarterly report on Form 10-Q of Enstar
                  Income Program II-2, L.P. filed on November 12, 2002 (File No.
                  000-14505)).

    2.1b          Letter of Amendment, dated as of February 6, 2003, between
                  Enstar Income Program II-2, L.P., Enstar Income Program IV-3,
                  L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P.,
                  Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications
                  Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program
                  Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

    2.2a Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit A to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 8, 2002).

    2.2b          Letter of Amendment, dated September 10, 2001, by and between
                  Charter Communications Entertainment I,LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit B to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 8, 2002).

    2.2c          Letter of Amendment, dated November 30, 2001, by and between
                  Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit C to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 8, 2002).

    2.2d Asset Purchase Agreement dated September 4, 2001, by and between Enstar IV/PBD Systems Venture and the City of Poplar
                  Bluff, Missouri (Incorporated by reference to Exhibit D to
                  Registrant's Definitive Proxy Statement on Schedule 14A as filed on February 8, 2002).

    2.3a          Asset Purchase Agreement, dated August 8, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
                  Income Program IV-3, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems
                  Venture, Enstar Cable of Cumberland Valley and Enstar Cable of
                  Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, File No. 0-15705 for the quarter ended March 31, 2000.)

    2.3b          Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated August 8, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program II-1,
                  L.P., Enstar Income Program II-2, L.P., Enstar Income Program
                  IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
                  IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
                  Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
                  County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program
                  II-1, L.P., File No. 0-14508 for the quarter ended June 30,
                  2000.)

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

   10.10a Resolution No. 1443 extending the cable television franchise for the City of Poplar Bluff, MO.

   10.10b Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Poplar Bluff, MO. (Incorporated by reference to the exhibits to the registrant's Annual Report on Form10-K, File No. 0-15705 for the fiscal year ended December 31, 1988.)

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

    21.1 Subsidiaries: Enstar IV/PBD Systems Venture and Enstar Cable of Macoupin County.

    14.1 Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-13333 for the fiscal year ended
                  December 31, 2002.)

   ** 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Administrative Officer).

   ** 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Principal Financial Officer).

**  filed herewith