Form 10-Q
period 2003-06-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 2003-08-14
CIK 783763

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-1, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                               June 30,    December 31,
                                                                                 2003          2002
                                                                             ------------  ------------
                                                                              (Unaudited)

ASSETS:
   Cash.................................................................... $      3,200  $    208,400
   Prepaid expenses........................................................       11,500            --
   Equity in net assets of PBD Joint Venture...............................    2,346,500     2,837,300
   Equity in net assets of Macoupin Joint Venture..........................           --        42,000
                                                                             ------------  ------------

         Total assets......................................................    2,361,200     3,087,700
                                                                             ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities................................       51,700       340,400
   Due to affiliates.......................................................        8,200       580,200
                                                                             ------------  ------------

          Total liabilities................................................       59,900       920,600
                                                                             ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners........................................................      (15,900)      (17,200)
   Limited Partners........................................................    2,317,200     2,184,300
                                                                             ------------  ------------
                                                                            $  2,301,300  $  2,167,100
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
(Unaudited)

                                                                             Three Months Ended     Six Months Ended
                                                                                June 30, 2003         June 30, 2003
                                                                              ------------------    ----------------
Additions:

  Distribution from PBD Joint Venture....................................... $          300,000    $         650,000
  Distribution from Macoupin Joint Venture..................................                 --               42,000
  Interest income...........................................................                200                  500
                                                                              ------------------    ----------------
      Total additions.......................................................            300,200              692,500
                                                                              ------------------    ----------------
Deductions:
  General and administrative expenses.......................................              2,500               14,800
  Equity in changes in net assets in liquidation of PBD Joint Venture.......            199,200              490,800
  Equity in changes in net assets in liquidation of Macoupin Joint Venture..                 --               42,000
  Other.....................................................................             10,700               10,700
                                                                              ------------------    ----------------
      Total deductions......................................................            212,400              558,300
                                                                              ------------------    ----------------
Net increase in net assets in liquidation...................................             87,800              134,200

NET ASSETS IN LIQUIDATION, beginning of period..............................          2,213,500            2,167,100
                                                                              ------------------    ----------------
NET ASSETS IN LIQUIDATION, end of period.................................... $        2,301,300    $       2,301,300
                                                                              ==================    ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                             Three Months Ended     Six Months Ended
                                                                June 30, 2002         June 30, 2002
                                                             ------------------     -----------------
EQUITY IN NET INCOME OF JOINT VENTURES:
   Enstar IV/PBD Systems Venture........................... $         2,496,600    $        3,189,700
   Enstar Cable of Macoupin County.........................           2,304,800             2,344,900
                                                             ------------------     -----------------

                                                                      4,801,400             5,534,600
                                                             ------------------     -----------------
OPERATING EXPENSES:
  General and administrative expenses......................              20,900                32,800
                                                             ------------------     -----------------
                                                                         20,900                32,800
                                                             ------------------     -----------------
OTHER INCOME (EXPENSE):
   Interest income.........................................                 600                 1,300
   Other expense...........................................            (164,300)             (231,100)
                                                             ------------------     -----------------

                                                                       (163,700)             (229,800)
                                                             ------------------     -----------------

NET INCOME................................................. $         4,616,800    $        5,272,000
                                                             ==================     =================
Net income allocated to General Partners................... $            91,300    $           97,900
                                                             ==================     =================
Net income allocated to Limited Partners................... $         4,525,500    $        5,174,100
                                                             ==================     =================
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST........ $            113.19    $           129.41
                                                             ==================     =================
LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD........              39,982                39,982
                                                             ==================     =================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................... $ 5,272,000
   Adjustments to reconcile net loss to net cash from operating activities:
      Equity in net income of joint ventures.......................................  (5,534,600)
      Changes in:
       Accounts payable and due to affiliates......................................    (123,000)
                                                                                     -----------
          Net cash flows from operating activities.................................    (385,600)
                                                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from Joint Ventures...............................................   5,456,500
                                                                                     -----------
          Net cash flows from investing activities.................................   5,456,500
                                                                                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to General Partners................................................     (52,300)
   Distribution to Limited Partners................................................  (5,179,600)
                                                                                     -----------
          Net cash flows from financing activities.................................  (5,231,900)
                                                                                     -----------
Net decrease in cash ..............................................................    (161,000)

CASH, beginning of period..........................................................     288,200
                                                                                     -----------
CASH, end of period................................................................ $   127,200
                                                                                     ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the Partnership) as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of June 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and six months ended June 30, 2003 is presented on a different basis of accounting than the financial statements for the three and six months ended June 30, 2002, which is prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Enstar Communications Corporation, the Corporate General Partner, continues to operate the Joint Venture's Dexter, Missouri cable television system, the Partnership's only remaining cable system, during the divestiture transactions for the benefit of the unit holders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. ("Enstar IV-2"), collectively with the Partnership, the "Ventures", and Enstar Income Program IV-3, L.P. ("Enstar IV-3"), completed the sale of the Enstar Cable of Macoupin County's (Macoupin Joint Venture) systems to Charter Communications Entertainment I, LLC ("CI"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9.1 million, the Partnership's one-third share of which is approximately $3.0 million, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the Enstar IV/PBD Systems Venture's (the "PBD Joint Venture") (collectively with the Macoupin Joint Venture, "the Joint Ventures") Mt. Caramel system for a total sale price of approximately $5.0 million, the Partnership's one-half share of which is approximately $2.5 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8.0 million (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4.0 million.

The Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Ventures' systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Ventures' systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. In addition, the City of Poplar Bluff sold bonds to raise money and constructed a competing cable system within the city limits. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $3,052,800 relates to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

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

Enstar Cable has entered into identical agreements with the PBD Joint Venture and the Macoupin Joint Venture, of which the Partnership is a joint venturer and co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $24,400 and $19,500 for the three months ended June 30, 2003 and 2002, respectively, and $41,800 and $71,900 for the six months ended June 30, 2003 and 2002, respectively. The Macoupin Joint Venture's management fee expense approximated $2,100 for the period from April 1, 2002 to April 10, 2002 and $21,000 for the period from January 1, 2002 to April 10, 2002. In addition, the Macoupin Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Macoupin Joint Venture's gross revenues. The Macoupin Joint Venture's management fee expense to the Corporate General Partner approximated $500 for the period from April 1, 2002 to April 10, 2002 and $5,300 for the period from January 1, 2002 to April 10, 2002. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $82,300 and $30,300 for the three months ended June 30, 2003 and 2002, respectively, and $101,000 and $179,600 for the six months ended June 30, 2003 and 2002, respectively. The total amount charged to the Macoupin Joint Venture for these costs approximated $14,800 for the period from April 1, 2002 to April 10, 2002 and $63,900 for the period from January 1, 2002 to April 10, 2002.

Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $109,600 and $105,700 for the three months ended June 30, 2003 and 2002, respectively, and $219,000 and $390,400 for the six months ended June 30, 2003 and 2002, respectively. The Macoupin Joint Venture recorded programming fee expense of $12,500 for the period from April 1, 2002 to April 10, 2002 and $119,500 for the period from January 1, 2002 to April 10, 2002. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income excluding gain on sale of cable systems has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and then to the General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocation and distributions are made must be funded by the respective partners.

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

5. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar IV- 2 each own 50% of the PBD Joint Venture. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Condensed financial information for the PBD Joint Venture as of June 30, 2003 and December 31, 2002 and the three and six months ended June 30, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three and six months ended June 30, 2002.

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnerships. In March and April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be reflected once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation of the PBD Joint Venture as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the PBD Joint Venture and terminate the PBD Joint Venture as expeditiously as possible. Final dissolution of the PBD Joint Venture and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

Distributions from the PBD Joint Venture to the Partnership were $650,000 and $4,126,500 during the six months ended June 30, 2003 and 2002, respectively.

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                             June 30,    December 31,
                                                               2003         2002
                                                           -----------   -----------
                                                           (Unaudited)

ASSETS:
  Cash and cash equivalents.............................. $ 3,917,600   $  5,788,900
  Due from affiliates....................................      69,100             --
  Prepaid expenses.......................................       4,800          5,200
  Property, plant and equipment..........................     818,400        818,400
  Franchise cost.........................................       3,500          3,500
                                                           -----------   ------------
  Total assets...........................................   4,813,400      6,616,000
                                                           ===========   ============

LIABILITIES:
  Accounts payable.......................................      41,900         21,400
  Accrued liabilities....................................      78,500        106,800
  Due to affiliates......................................          --        813,200
                                                           -----------   ------------
  Total liabilities......................................     120,400        941,400
                                                           -----------   ------------
NET ASSETS IN LIQUIDATION:
   Enstar Income Program IV-1, L.P.......................   2,346,500      2,837,300
   Enstar Income Program IV-2, L.P.......................   2,346,500      2,837,300
                                                           -----------   ------------
                                                          $ 4,693,000   $  5,674,600
                                                           ===========   ============

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)

(Unaudited)

                                                                Three Months Ended   Six Months Ended
                                                                   June 30, 2003       June 30, 2003
                                                                ------------------   ----------------
Additions:
   Revenues................................................... $           488,400  $         836,800
   Interest income............................................              13,200             24,000
                                                                ------------------   ----------------
      Total additions.........................................             501,600            860,800
                                                                ------------------   ----------------
Deductions:
   Service costs..............................................             155,100            314,100
   General and administrative expenses........................              24,600             58,700
   General partner management fees and reimbursed expenses....             106,700            142,800
   Distributions to venturers.................................             600,000          1,300,000
   Capital expenditures.......................................              10,500             16,100
   Other......................................................               3,100             10,700
                                                                ------------------   ----------------
      Total deductions........................................             900,000          1,842,400
                                                                ------------------   ----------------
Net decrease in net assets in liquidation.....................            (398,400)          (981,600)

NET ASSETS IN LIQUIDATION, beginning of period................           5,091,400          5,674,600
                                                                ------------------   ----------------
NET ASSETS IN LIQUIDATION, end of period...................... $         4,693,000  $       4,693,000
                                                                ==================   ================

ENSTAR IV/PBD SYSTEMS VENTURE
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                          Three Months Ended   Six Months Ended
                                                                             June 30, 2002       June 30, 2002
                                                                          ------------------   ----------------

REVENUES................................................................ $           390,800  $       1,438,400
                                                                          ------------------   ----------------
OPERATING EXPENSES:
   Service costs........................................................             160,900            571,000
   General and administrative expenses..................................              74,200            187,900
   General partner management fees and reimbursed expenses..............              49,900            251,500
   Depreciation and amortization........................................              20,200            293,700
                                                                          ------------------   ----------------
                                                                                     305,200          1,304,100
                                                                          ------------------   ----------------
      Operating income..................................................              85,600            134,300
                                                                          ------------------   ----------------
OTHER INCOME:
   Interest income......................................................              22,000             24,300
   Gain on sale of cable systems........................................           4,885,600          6,220,800
                                                                          ------------------   ----------------
                                                                                   4,907,600          6,245,100
                                                                          ------------------   ----------------

NET INCOME.............................................................. $         4,993,200  $       6,379,400
                                                                          ==================   ================

ENSTAR CABLE OF MACOUPIN COUNTY

The Partnership and two affiliated partnerships, Enstar IV-2 and Enstar IV-3 (collectively referred to as the "Joint Venturers") each own one-third of the Macoupin Joint Venture. Each of the Joint Venturers share equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture is accounted for on the equity method.

As a result of the Charter sale, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the Venturers. The Joint Venture distributed $3,990,000 for the period from April 11, 2002 to June 30, 2002. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the Joint Venturers of which the Partnership's portion is $42,000.

Condensed financial information for the Macoupin Joint Venture as of December 31, 2002 and for the six months ended June 30, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations are also presented for the period from April 1, 2002 to April 11, 2002 and from January 1, 2002 to April 10, 2002. As all remaining assets of the Macoupin Joint Venture have been distributed, the statement of net assets in liquidation is not presented as of June 30, 2003.

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION
DECEMBER 31, 2002

ASSETS:
  Cash and cash equivalents................................. $ 171,700
                                                              ---------
  Total assets..............................................   171,700
                                                              ---------

LIABILITIES:
  Due to affiliates.........................................    45,700
                                                              ---------
  Total liabilities.........................................    45,700
                                                              ---------

NET ASSETS IN LIQUIDATION:
  Enstar Income Program IV-1, L.P...........................    42,000
  Enstar Income Program IV-2, L.P...........................    42,000
  Enstar Income Program IV-3, L.P...........................    42,000
                                                              ---------
                                                             $ 126,000
                                                              =========

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(Unaudited)

                                                                                        Period from
                                                                  Six Months Ended     April 11, 2002
                                                                    June 30, 2003     to June 30, 2002
                                                                  -----------------   ----------------

Additions:
   Interest income.............................................. $               --  $          24,400
                                                                  -----------------   ----------------
                                                                                 --             24,400
                                                                  -----------------   ----------------
Deductions:
  Distribution to joint venturers...............................           (126,000)        (3,990,000)
                                                                  -----------------   ----------------
                                                                           (126,000)        (3,990,000)
                                                                  -----------------   ----------------
Net change in net assets in liquidation.........................           (126,000)        (3,965,600)

NET ASSETS IN LIQUIDATION, beginning of period..................            126,000          9,589,900
                                                                  -----------------   ----------------
NET ASSETS IN LIQUIDATION, end of period........................ $               --  $       5,624,300
                                                                  =================   ================

ENSTAR CABLE OF MACOUPIN COUNTY
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Period from          Period from
                                                               April 1, 2002       January 1, 2002
                                                             to April 10, 2002    to April 10, 2002
                                                             -----------------    -----------------

REVENUES................................................... $           52,000   $          526,000
                                                             -----------------    -----------------
OPERATING EXPENSES:
   Service costs...........................................             14,400              172,300
   General and administrative expenses.....................             38,200               87,400
   General partner management fees and reimbursed expenses.             17,400               90,200
   Depreciation and amortization...........................             10,800               86,600
                                                             -----------------    -----------------
                                                                        80,800              436,500
                                                             -----------------    -----------------
OPERATING INCOME (LOSS) ...................................            (28,800)              89,500
                                                             -----------------    -----------------
OTHER INCOME:
   Interest income.........................................                200                2,200
   Gain on sale of cable systems............................          6,918,500            6,918,500
                                                             -----------------    -----------------
                                                                     6,918,700            6,920,700
                                                             -----------------    -----------------
NET INCOME................................................. $        6,889,900  $         7,010,200
                                                             =================    =================

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Partnership's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Partnership's financial condition or results of operations.

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

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

General and administrative expenses decreased $18,400 from $20,900 to $2,500, or 88.0%, and $18,000 from $32,800 to $14,800, or 54.9%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. This decrease for the three and six month period was due to a decline in professional fees.

Interest income decreased $400 from $600 to $200, or 66.7%, and $800 from $1,300 to $500, or 61.5%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding period in 2002. The fluctuation was due to lower average cash balances available for investment as a result of the distribution in May 2002.

Other expense of $164,300 and $231,100 for the three and six months ended June 30, 2002, respectively, represents estimated transaction costs and taxes and related adjustments associated with the sale of certain of the Joint Ventures' cable systems. Other expense of $10,700 for both the three and six months ended June 30, 2003 represents costs associated with the proposed sale of the PBD Joint Venture's remaining cable system.

THE ENSTAR IV/PBD SYSTEMS VENTURE

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnerships. In March and April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be reflected once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation of the PBD Joint Venture as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the joint venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

On March 21, 2002 and April 10, 2002, the PBD Joint Venture completed the sales of the Poplar Bluff and the Mt. Carmel cable television systems, respectively. Accordingly, results of operations for the three and six months ended June 30, 2003 are not comparable to and are on a different basis of accounting than the three and six months ended June 30, 2002.

The PBD Joint Venture's revenues increased $97,600 from $390,800 to $488,400, or 25.0%, and decreased $601,600 from $1,438,400 to $836,800, or 41.8%, for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002. The increase in revenues for the three months ended June 30, 2003 is primarily a result of a $146,200 adjustment to advertising revenue to true up estimates of advertising revenues recorded in prior years based on a review of finalized data offset by a decrease in revenue as a result of the decrease in the number of basic and premium customers and as a result of the sale of the PBD Joint Venture's cable system in March and April 2002. The decrease for the six months ended June 30, 2003 was primarily due to a decline in the number of basic and premium service customers primarily as a result of the sale of the PBD Joint Venture's cable systems in March and April 2002 offset by the advertising revenue adjustment discussed above. As of June 30, 2003 and 2002, the PBD Joint Venture had approximately 3,500 and 3,700 basic service customers, respectively, and 500 and 600 premium service customers, respectively. The Poplar Bluff and Mt. Carmel systems sold in March and April 2002 had revenues of $28,700 and $697,000 for the three and six months ended June 30, 2002, respectively.

Service costs decreased $5,800 from $160,900 to $155,100, or 3.6%, and $256,900 from $571,000 to $314,100, or 45.0%, for the three and six months June 30, 2003 compared to the corresponding periods in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decreases for the three and six months ended June 30, 2003 are primarily due to the sale of the PBD Joint Venture's cable systems in March and April 2002.

General and administrative expenses decreased $49,600 from $74,200 to $24,600, or 66.8%, and $129,200 from $187,900 to $58,700, or 68.8%, for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002. The decrease was primarily due to the sale of the PBD Joint Venture's cable systems in March and April 2002 and decreases in billing costs, insurance costs and utilities.

General partner management fees and reimbursed expenses increased $56,800 from $49,900 to $106,700 and decreased $108,700 from $251,500 to $142,800, or 43.2%, for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002. These costs represent administrative costs reimbursed to Charter by the PBD Joint Venture based on Charter's actual costs incurred. The increase for the three months ended June 30, 2003 was primarily a result of a $66,200 adjustment to true up estimates of expenses associated with the revenue adjustment discussed above offset by decreases as a result of the sale of the PBD Joint Venture's cable system in March and April 2002. The decrease for the six months ended June 30, 2003 was primarily due to a decrease in management fees and reimbursable costs as a result of the sale of the PBD Joint Venture's cable systems offset by the adjustment to expenses discussed above.

Depreciation and amortization expense decreased from $20,200 to $0 and $293,700 to $0 for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002, primarily due to the sale of the PBD Joint Venture's cable systems. Depreciation and amortization ceased upon the adoption of liquidation basis accounting.

Interest income decreased $8,800 from $22,000 to $13,200, or 40%, and $300 from $24,300 to $24,000, or 1.2%, for the three and six months ended June 30, 2003 compared to the corresponding periods in 2002. The decrease was primarily due to lower average cash balances available for investment as a result of the distributions in May and September 2002.

Gain on sale of cable systems totaled $4,885,600 and $6,220,800 for the three and six months ended June 30, 2002, respectively. Gain on sale of cable systems represents the difference between the net sale proceeds and the net book value of investment related to the Poplar Bluff and Mt. Carmel sales.

ENSTAR CABLE OF MACOUPIN COUNTY

On April 10, 2002, the Macoupin Joint Venture completed the sale of its cable systems and accordingly had no results of operations for the three or six months ended June 30, 2003.

Final dissolution of the Macoupin Joint Venture occurred in January 2003 with the final cash distribution to the joint venturers of $126,000.

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

All of our cable television business operations are conducted through our participation as a partner in the Joint Ventures. We distributed $5,231,900 during the six months ended June 30, 2002. Distributions from the Joint Ventures to the Partnership were $692,000 and $5,456,500 during the six months June 30, 2003 and 2002, respectively.

Cash and cash equivalents decreased $205,200 from $208,400 at December 31, 2002 to $3,200 at June 30, 2003 primarily due to repayments of $586,000 on the amounts due to affiliates and remittance of $282,300 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses offset by distributions of $692,000 received from the Joint Ventures. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $161,000 from $288,200 at December 31, 2001 to $127,200 at June 30, 2002 primarily as a result of $385,600 of cash used by operating activities and $5,231,900 distribution to partners offset by a $5,456,500 distribution from Joint Ventures.

We believe that cash generated by operations of the PBD Joint Venture will be adequate to fund any required capital expenditures as required by franchise authorities and other liquidity requirements in 2003 and through the proposed sale. At this time, the PBD Joint Venture does not anticipate making significant additional upgrades to the Dexter, Missouri cable plant or headend electronics.

Cash generated by operations of the Joint Venture, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to upgrade our cable system. As a result, the value of our system would likely be lower than that of systems built to a higher technical standard.

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

LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. ("Enstar IV-2"), collectively with the Partnership, the "Venturers", and Enstar Income Program IV-3, L.P., completed the sale of the Macoupin Joint Venture's systems to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9.1 million, the Partnership's one-third share of which is approximately $3.0 million, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the PBD Joint Venture's (collectively with the Macoupin Joint Venture, "the Joint Ventures") Mt. Carmel system for a total sale price of approximately $5.0 million, the Partnership's one-half share of which is approximately $2.5 million (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8.0 million (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4.0 million.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $3,052,800 relates to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the PBD Joint Venture's final cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. No further adjustments have been recorded to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation of the Partnership as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments if any to estimated costs of liquidation. No adjustments were made to estimated costs of liquidation during the three and six months ended June 30, 2003.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls do provide such reasonable assurances.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the PBD Joint Venture's remaining cable system and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership to Telecommunications Management, LLC.

The voting results to approve the sale are:

FOR	AGAINST	ABSTAIN

22,302	821	164

The voting results to approve the plan to liquidate the PBD Joint Venture and Partnership are:

FOR	AGAINST	ABSTAIN

22,310	813	164

There are 39,982 shares outstanding with 1,251 total holders. 625 total holders voted on this matter. The proxy process expired on May 16, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

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

2.1d

  Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on May 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On June 9, 2003 the registrant filed a current report on Form 8-K dated November 8, 2002 to announce it had entered into a side letter amending an asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM IV-1, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: August 14, 2003

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

2.1d

Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on May 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith