Form 10-Q
period 2003-09-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 2003-11-14
CIK 783763

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                        ENSTAR INCOME PROGRAM IV-1, L.P.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION                                                                               PAGE
                                                                                                            ----
Item 1. Financial Statements - Enstar Income Program IV-1, L.P.
      Condensed Statements of Net Assets in Liquidation as of September 30, 2003                              3
         and December 31, 2002
      Condensed Statements of Changes in Net Assets in Liquidation for the three and nine months              4
         ended September 30, 2003
      Condensed Statements of Operations for the three and nine months ended September 30, 2002               5
      Condensed Statement of Cash Flows for the nine months ended September 30, 2002                          6
      Notes to Condensed Financial Statements                                                                 7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                19
Item 4. Controls and Procedures                                                                              21

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                     22

SIGNATURES                                                                                                   23

EXHIBIT INDEX                                                                                                24


                         PART I. FINANCIAL INFORMATION.

                          ITEM 1. FINANCIAL STATEMENTS.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   2003                 2002
                                                               -----------          -----------
                                                                (UNAUDITED)
ASSETS:
       Cash ................................................   $     3,200          $   208,400
       Equity in net assets of PBD Joint Venture ...........     3,374,100            2,837,300
       Equity in net assets of Macoupin Joint Venture.......            --               42,000
                                                               -----------          -----------
         Total assets ......................................     3,377,300            3,087,700
                                                               -----------          -----------

      LIABILITIES:
       Accounts payable and accrued liabilities ............        47,200              340,400
       Due to affiliates ...................................        14,200              580,200
                                                               -----------          -----------
         Total liabilities .................................        61,400              920,600
                                                               -----------          -----------

      NET ASSETS IN LIQUIDATION:
       General Partners ....................................         9,700              (17,200)
       Limited Partners ....................................     3,306,200            2,184,300
                                                               -----------          -----------
                                                               $ 3,315,900          $ 2,167,100
                                                               ===========          ===========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                                      SEPTEMBER 30, 2003         SEPTEMBER 30, 2003
                                                                                      ------------------         ------------------
Additions:
 Distribution from PBD Joint Venture .......................................               $       --                  $  650,000
 Distribution from Macoupin Joint Venture ..................................                       --                      42,000
 Equity in changes in net assets in liquidation of PBD Joint Venture .......                1,027,600                     536,800
 Interest income ...........................................................                       --                         500
                                                                                           ----------                  ----------
   Total additions .........................................................                1,027,600                   1,229,300
                                                                                           ----------                  ----------
Deductions:
 General and administrative expenses .......................................                      400                      15,200
 Equity in changes in net assets in liquidation of Macoupin Joint Venture...                       --                      42,000
 Other .....................................................................                   12,600                      23,300
                                                                                           ----------                  ----------
   Total deductions ........................................................                   13,000                      80,500
                                                                                           ----------                  ----------
Net increase in net assets in liquidation ..................................                1,014,600                   1,148,800

NET ASSETS IN LIQUIDATION, beginning of period .............................                2,301,300                   2,167,100
                                                                                           ----------                  ----------
NET ASSETS IN LIQUIDATION, end of period ...................................               $3,315,900                  $3,315,900
                                                                                           ==========                  ==========


           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2002           SEPTEMBER 30, 2002
                                                                   ------------------           ------------------
EQUITY IN NET INCOME OF JOINT VENTURES:

 Enstar IV/PBD Systems Venture .............................         $    82,500                   $ 3,272,200
 Enstar Cable of Macoupin County ...........................              15,800                     2,360,700
                                                                     -----------                   -----------
                                                                          98,300                     5,632,900
                                                                     -----------                   -----------

OPERATING EXPENSES:
 General and administrative expenses .......................             (13,900)                      (46,700)
                                                                     -----------                   -----------
                                                                         (13,900)                      (46,700)
                                                                     -----------                   -----------
OTHER INCOME (EXPENSE):
 Interest income ...........................................                  --                         1,300
 Other income (expense) ....................................              17,800                      (213,300)
                                                                     -----------                   -----------

                                                                          17,800                      (212,000)
                                                                     -----------                   -----------

NET INCOME .................................................         $   102,200                   $ 5,374,200
                                                                     ===========                   ===========
Net income allocated to General Partners ...................         $     1,000                   $    98,200
                                                                     ===========                   ===========
Net income allocated to Limited Partners ...................         $   101,200                   $ 5,276,000
                                                                     ===========                   ===========
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.........         $      2.53                   $    131.96
                                                                     ===========                   ===========
LIMITED PARTNERSHIP UNITS OUTSTANDING DURING PERIOD........               39,982                        39,982
                                                                     ===========                   ===========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                        CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................................                  $ 5,374,200
 Adjustments to reconcile net loss to net cash from operating activities:
  Equity in net income of joint ventures ................................                   (5,632,900)
  Changes in:
  Accounts payable and due to affiliates ................................                      125,200
                                                                                           -----------
   Net cash flows from operating activities .............................                     (133,500)
                                                                                           -----------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions from Joint Ventures ......................................                    7,305,800
 Other investing activities .............................................                     (129,900)
                                                                                           -----------
   Net cash flows from investing activities .............................                    7,175,900
                                                                                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distribution to General Partners .......................................                      (72,300)
 Distribution to Limited Partners .......................................                   (7,161,800)
                                                                                           -----------

   Net cash flows from financing activities .............................                   (7,234,100)
                                                                                           -----------
Net decrease in cash ....................................................                     (191,700)

CASH, beginning of period ...............................................                      288,200
                                                                                           -----------
CASH, end of period .....................................................                  $    96,500
                                                                                           ===========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the Partnership) as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of September 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and nine months ended September 30, 2003 is presented on a different basis of accounting than the financial statements for the three and nine months ended September 30, 2002, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $2,782,500 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems in the PBD Joint Venture's statement of changes in net assets in liquidation represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. Because reliable estimates of the PBD Joint Venture's future operating results or the ultimate realizable value of the PBD Joint Venture's property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments were recorded, prior to the sale of the PBD Joint Venture's assets, to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Accordingly, the assets in the Partnership's accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of September 30, 2003 as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds distributed from the Joint Venture, in accordance with its partnership agreement. In November 2003 the Partnership intends to make an initial distribution payment of $2.9 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership, together with its affiliates, Enstar Income Program IV-2, L.P. ("Enstar IV-2"), collectively with the Partnership, the "Venturers", and Enstar Income Program IV-3, L.P. ("Enstar IV-3"), completed the sale of the Enstar Cable of Macoupin County's (Macoupin Joint Venture) systems to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $9.1 million, the Partnership's one-third share of which is approximately $3.0 million, and, together with Enstar IV-2, the sale to Interlink Communications Partners, LLC of the Enstar IV/PBD Systems Venture's (the "PBD Joint Venture") (collectively with the Macoupin Joint Venture, "the Joint Ventures") Mt. Carmel system for a total sale price of approximately $5.0 million, the Partnership's one-half share of which is approximately $2.5 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

In addition, on March 21, 2002, pursuant to an asset purchase agreement dated September 4, 2001, the Partnership, together with Enstar IV-2, completed the sale of the Poplar Bluff franchise area with the City of Poplar Bluff, Missouri for a sale price of approximately $8.0 million (the "Poplar Bluff Sale"), the Partnership's one-half share of which is approximately $4.0 million.

The Telecommunications Management Sale, Charter Sale and Poplar Bluff Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Joint Ventures and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Joint Ventures' systems to operate on a two-way basis with improved technical capacity, insufficiency of Joint Ventures cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Joint Ventures' systems' rural location, and a general inability of a small cable system operator such as the Joint Ventures to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Joint Ventures made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Joint

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Ventures would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent. In addition, the City of Poplar Bluff sold bonds to raise money and constructed a competing cable system within the city limits.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. No management fees were paid by the Partnership during 2003 and 2002.

Enstar Cable has entered into identical agreements with the PBD Joint Venture and the Macoupin Joint Venture, of which the Partnership is a joint venturer and co-general partner, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $11,600 and $18,200 for the three months ended September 30, 2003 and 2002, respectively, and $53,400 and $90,100 for the nine months ended September 30, 2003 and 2002, respectively. The Macoupin Joint Venture's management fee expense approximated $2,100 for the period from April 1, 2002 to April 10, 2002 and $21,000 for the period from January 1, 2002 to April 10, 2002. In addition, the Macoupin Joint Venture is also required to pay the Corporate General Partner an amount equal to 1% of the Macoupin Joint Venture's gross revenues. The Macoupin Joint Venture's management fee expense to the Corporate General Partner approximated $500 for the period from April 1, 2002 to April 10, 2002 and $5,300 for the period from January 1, 2002 to April 10, 2002. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's or Joint Venture's allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $23,300 and $12,000 for the three months ended September 30, 2003 and 2002, respectively, and $124,300 and $191,700 for the nine months ended September 30, 2003 and 2002, respectively. The total amount charged to the Macoupin Joint Venture for these costs approximated $14,800 for the period from April 1, 2002 to April 10, 2002 and $63,900 for the period from January 1, 2002 to April 10, 2002.

Substantially all programming services are purchased through Charter. Charter charges the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $70,900 and $102,000 for the three months ended September 30, 2003 and 2002, respectively, and $289,800 and $492,400 for the nine months ended September 30, 2003 and 2002, respectively. The Macoupin Joint Venture recorded programming fee expense of $12,500 for the period from April 1, 2002 to April 10, 2002 and $119,500 for the period from January 1, 2002 to April 10, 2002. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation and statements of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 80% to the Limited Partners and 20% to the General Partners. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocation and distributions are made must be funded by the respective partners.

5. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar IV-2 each own 50% of the PBD Joint Venture. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Condensed financial information for the PBD Joint Venture as of September 30, 2003 and December 31, 2002 and the three and nine months ended September 30, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations is also presented for the three and nine months ended September 30, 2002.

The PBD Joint Venture finalized its proposed plan of liquidation in December 2002 in connection with the Partnership's filing of a proxy to obtain the approval of the Limited Partners of the Venturers for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnerships. In March and April 2003, the required number of votes necessary to implement the plan of liquidation were obtained from the Limited Partners of Enstar IV-2 and the Partnership. As a result, the PBD Joint Venture changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the PBD Joint Venture recorded $30,600 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the PBD Joint Venture. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to the current uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments were recorded, prior to the sale, to reflect the assets at estimated realizable value or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation of the PBD Joint Venture as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Venturers. Distributions ultimately made to the Venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


The Corporate General Partner's intention is to settle the outstanding obligations of the PBD Joint Venture and terminate the PBD Joint Venture as expeditiously as possible. Final dissolution of the PBD Joint Venture and related cash distributions to the Venturers will occur upon obtaining final resolution of all liquidation issues. In November 2003 an initial distribution payment will be made to the Partnership, which will in turn be distributed to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

Distributions from the PBD Joint Venture to the Partnership were $650,000 and $4,126,700 during the nine months ended September 30, 2003 and 2002, respectively.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                          ENSTAR IV/PBD SYSTEMS VENTURE

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)



                                                  SEPTEMBER 30,                DECEMBER 31,
                                                      2003                        2002
                                                   ----------                  ----------
                                                   (UNAUDITED)
ASSETS:
 Cash and cash equivalents ...................     $6,890,100                  $5,788,900
 Prepaid expenses ............................             --                       5,200
 Property, plant and equipment ...............             --                     818,400
 Franchise cost ..............................             --                       3,500
 Escrow deposits .............................        105,400                          --
                                                   ----------                  ----------
 Total assets ................................      6,995,500                   6,616,000
                                                   ==========                  ==========


LIABILITIES:
 Accounts payable ............................             --                      21,400
 Accrued liabilities .........................         32,300                     106,800
 Due to purchaser ............................         72,100                          --
 Due to affiliates ...........................        142,900                     813,200
                                                   ----------                  ----------
 Total liabilities ...........................        247,300                     941,400
                                                   ----------                  ----------

NET ASSETS IN LIQUIDATION:
 Enstar Income Program IV-1, L.P..............      3,374,100                   2,837,300
 Enstar Income Program  IV-2, L.P.............      3,374,100                   2,837,300
                                                   ----------                  ----------

                                                   $6,748,200                  $5,674,600
                                                   ==========                  ==========

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                          ENSTAR IV/PBD SYSTEMS VENTURE
          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30, 2003         SEPTEMBER 30, 2003
                                                                   ------------------         ------------------

Additions: ................................................             $  231,600                $1,068,400
 Revenues
 Excess of net proceeds over net book value
  of cable systems.........................................              1,979,300                 1,968,600
 Interest income ..........................................                  7,000                    31,000
                                                                        ----------                ----------

   Total additions ........................................              2,217,900                 3,068,000
                                                                        ----------                ----------
Deductions:
 Service costs ............................................                106,100                   420,200
 General and administrative expenses ......................                 16,900                    75,600
 General partner management fees and reimbursed expenses...                 34,900                   177,700
 Distributions to venturers ...............................                     --                 1,300,000
 Capital expenditures .....................................                  4,800                    20,900
                                                                        ----------                ----------

   Total deductions .......................................                162,700                 1,994,400
                                                                        ----------                ----------
Net increase in net assets in liquidation .................              2,055,200                 1,073,600

NET ASSETS IN LIQUIDATION, beginning of period ............              4,693,000                 5,674,600
                                                                        ----------                ----------
NET ASSETS IN LIQUIDATION, end of period ..................             $6,748,200                $6,748,200
                                                                        ==========                ==========

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                          ENSTAR IV/PBD SYSTEMS VENTURE

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 2000          SEPTEMBER 30, 2002
                                                                     ------------------          ------------------
REVENUES ..................................................             $   363,100                 $ 1,801,300
                                                                        -----------                 -----------
OPERATING EXPENSES:
 Service costs ............................................                 134,100                     701,900
 General and administrative expenses ......................                  26,200                     208,800
 General partner management fees and reimbursed expenses...                  30,200                     281,800
 Depreciation and amortization ............................                  33,700                     327,000
                                                                        -----------                 -----------
                                                                            224,200                   1,519,500
                                                                        -----------                 -----------
   Operating income .......................................                 138,900                     281,800
                                                                        -----------                 -----------
OTHER INCOME (LOSS):
 Interest income ..........................................                  30,600                      54,900
 Gain (loss) on sale of cable systems .....................                  (4,600)                  6,207,600
                                                                        -----------                 -----------
                                                                             26,000                   6,262,500
                                                                        -----------                 -----------
NET INCOME ................................................             $   164,900                 $ 6,544,300
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

As a result of the Charter sale, the Macoupin Joint Venture changed its basis of accounting to the liquidation basis on April 10, 2002. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 are stated at estimated realizable values and the liabilities are reflected at estimated settlement amounts. There were no significant adjustments recorded upon changing to liquidation basis accounting. Net assets in liquidation as of December 31, 2002 represent the estimated distribution to the Venturers. The Joint Venture distributed $3,990,000 for the period from April 11, 2002 to September 30, 2002. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the Joint Venturers of which the Partnership's portion is $42,000.

Condensed financial information for the Macoupin Joint Venture as of December 31, 2002 and for the nine months ended September 30, 2003 are presented in the following statement of net assets in liquidation and statement of changes in net assets in liquidation. The condensed results of operations are also presented for the period from April 1, 2002 to April 11, 2002 and from January 1, 2002 to April 10, 2002. As all remaining assets of the Macoupin Joint Venture have been distributed, the statement of net assets in liquidation is not presented as of September 30, 2003.

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                         ENSTAR CABLE OF MACOUPIN COUNTY
                CONDENSED STATEMENT OF NET ASSETS IN LIQUIDATION

                                DECEMBER 31, 2002

ASSETS:
 Cash and cash equivalents ..............   $171,700
                                            --------
 Total assets ...........................    171,700
                                            --------

LIABILITIES:
 Due to affiliates ......................     45,700
                                            --------
 Total liabilities ......................     45,700
                                            --------

NET ASSETS IN LIQUIDATION:
 Enstar Income Program IV-1, L.P.........     42,000
 Enstar Income Program IV-2, L.P.........     42,000
 Enstar Income Program IV-3, L.P.........     42,000
                                            --------

                                            $126,000
                                            ========

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                         ENSTAR CABLE OF MACOUPIN COUNTY
          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                   (UNAUDITED)

                                                           NINE MONTHS            PERIOD FROM
                                                              ENDED             APRIL 11, 2002 TO
                                                       SEPTEMBER 30, 2003      SEPTEMBER 30, 2002
                                                       ------------------      ------------------
Additions:
 Reduction in accrued costs of liquidation ......         $        --             $    22,400
 Interest income ................................                  --                  49,500
                                                          -----------             -----------

                                                                   --                  71,900
                                                          -----------             -----------
Deductions:
 Distribution to joint venturers ................            (126,000)             (9,537,300)
                                                          -----------             -----------

                                                             (126,000)             (9,537,300)
                                                          -----------             -----------

Net change in net assets in liquidation .........            (126,000)             (9,465,400)


NET ASSETS IN LIQUIDATION, beginning of period...             126,000               9,589,900
                                                          -----------             -----------

NET ASSETS IN LIQUIDATION, end of period ........         $        --             $   124,500
                                                          ===========             ===========

                        ENSTAR INCOME PROGRAM IV-1, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                         ENSTAR CABLE OF MACOUPIN COUNTY
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     PERIOD FROM            PERIOD FROM
                                                                   APRIL 1, 2002 TO      JANUARY 1, 2002 TO
                                                                    APRIL 10, 2002         APRIL 10, 2002
                                                                   ----------------      -------------------
REVENUES ..................................................          $    52,000              $   526,000
                                                                     -----------              -----------

OPERATING EXPENSES:
 Service costs ............................................               14,400                  172,300
 General and administrative expenses ......................               38,200                   87,400
 General partner management fees and reimbursed expenses ..               17,400                   90,200
 Depreciation and amortization ............................               10,800                   86,600
                                                                     -----------              -----------

                                                                          80,800                  436,500
                                                                     -----------              -----------
OPERATING INCOME (LOSS) ...................................              (28,800)                  89,500
                                                                     -----------              -----------
OTHER INCOME:
 Interest income ..........................................                  200                    2,200
 Gain on sale of cable systems ............................            6,918,500                6,918,500
                                                                     -----------              -----------

                                                                       6,918,700                6,920,700
                                                                     -----------              -----------

NET INCOME ................................................          $ 6,889,900              $ 7,010,200
                                                                     ===========              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $2,782,500 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the PBD Joint Venture and the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to the liquidation basis of accounting, the Partnership recorded $25,000 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the PBD Joint Venture's final cable system but prior to dissolution of the Partnership. In addition, the Partnership's equity in net assets of the PBD Joint Venture decreased by $15,300 as a result of the accrued costs of liquidation recorded at the PBD Joint Venture. Because reliable estimates of the PBD Joint Venture's future operating results or the ultimate realizable value of the PBD Joint Venture's property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the PBD Joint Venture, no adjustments were recorded, prior to the sale of the PBD Joint Venture's assets, to reflect the Partnership's equity in net assets of the PBD Joint Venture at estimated realizable value. Accordingly, the assets in the Partnership's accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of September 30, 2003 as a result of adjustments recorded to the realizable value of the assets of the PBD Joint Venture and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

All of our cable television business operations have been conducted through participation as a partner with a 50% and a one-third interest in Enstar IV/PBD Systems Venture (the PBD Joint Venture) and Enstar Cable of Macoupin County (the Macoupin Joint Venture), (collectively, the Joint Ventures), respectively. Our participation in the Joint Ventures is equal to our affiliated partner, Enstar Income Program IV-2, L.P. (Enstar IV-2), of the PBD Joint Venture, and partners, Enstar IV-2 and Enstar Income Program IV-3, L.P. (Enstar IV-3), of the Macoupin Joint Venture, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering our financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership operated the PBD Joint Venture through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $3,315,900, consisting of current assets of $3,377,300 (primarily equity in net assets in liquidation of PBD Joint Venture), offset by current liabilities of $61,400. The net change in net assets in liquidation for the three and nine months ended September 30, 2003 was an increase of $1,014,600 and $1,148,800, respectively, which was primarily due to an increase in the equity in net assets of the PBD Joint Venture.

THE ENSTAR IV/PBD SYSTEMS VENTURE

The PBD Joint Venture operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $6,748,200, consisting of current assets of $6,995,500, offset by current liabilities of $247,300. The net change in net assets in liquidation for the three and nine months ended September 30, 2003 was an increase of $2,055,200 and $1,073,600, respectively, which was primarily due to the excess of net proceeds over the net book value of cable systems.

ENSTAR CABLE OF MACOUPIN COUNTY

On April 10, 2002, the Macoupin Joint Venture completed the sale of its cable systems and accordingly had no operations for the three or nine months ended September 30, 2003.

Final dissolution of the Macoupin Joint Venture occurred in January 2003 with the final cash distribution to the joint venturers of $126,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $205,200 from $208,400 at December 31, 2002 to $3,200 at September 30, 2003 primarily due to repayments of $586,000 on the amounts due to affiliates and remittance of $282,300 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses offset by distributions of $692,000 received from the Joint Ventures. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $191,700 from $288,200 at December 31, 2001 to $96,500 at September 30, 2002 primarily as a result of $133,500 of cash used in operating activities and $7,234,100 distribution to partners offset by a $7,305,800 distribution from Joint Ventures.

The Corporate General Partner's intention is to terminate the PBD Joint Venture and the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds distributed from the Joint Venture, in accordance with its partnership agreement. In November 2003 we intend to make an initial distribution payment of $2.9 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

CERTAIN TRENDS AND UNCERTAINTIES

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

  2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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

(B) REPORTS ON FORM 8-K

    On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENSTAR INCOME PROGRAM IV-1, L.P.

                                  By:    ENSTAR COMMUNICATIONS CORPORATION
                                         -----------------------------------
                                         Corporate General Partner

Date:   November 14, 2003         By:    /s/ Paul E. Martin
                                         -----------------------------------
                                  Name:  Paul E. Martin
                                  Title: Senior Vice President and Corporate
                                         Controller (Principal Financial Officer
                                         and Principal Accounting Officer)

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

  2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

  2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).

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