Form 10-Q
period 2004-06-30
ENSTAR INCOME PROGRAM IV-1 LP
filed 2004-08-18
CIK 783763

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM IV-1, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2004
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                               June 30,    December 31,
                                                                                 2004          2003
                                                                             ------------  ------------
                                                                             (Unaudited)

ASSETS:
   Cash.................................................................... $    171,000  $    195,300
   Due from affiliate......................................................        2,200            --
   Equity in net assets of PBD Joint Venture...............................      296,000       298,500
                                                                             ------------  ------------

         Total assets......................................................      469,200       493,800
                                                                             ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities................................       45,500        52,000
   Due to affiliates.......................................................           --        12,400
                                                                             ------------  ------------

          Total liabilities................................................       45,500        64,400
                                                                             ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners........................................................        9,500         9,600
   Limited Partners........................................................      414,200       419,800
                                                                             ------------  ------------
                                                                            $    423,700  $    429,400
                                                                             ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
(Unaudited)

                                                                               Three months ended June 30,  Six months ended June 30,
                                                                               --------------------------  ---------------------------
                                                                                   2004          2003          2004          2003
                                                                               ------------  ------------  ------------  -------------
Additions:

  Distribution from PBD Joint Venture........................................ $         --  $    300,000  $         --  $     650,000
  Distribution from Macoupin Joint Venture...................................           --            --            --         42,000
  Interest income............................................................           --           200            --            500
                                                                               ------------  ------------  ------------  -------------
      Total additions........................................................           --       300,200            --        692,500
                                                                               ------------  ------------  ------------  -------------
Deductions:
  General and administrative expenses........................................           --         2,500            --         14,800
  Increase in accrued costs of liquidation...................................        3,200            --         3,200             --
  Equity in changes in net assets in liquidation of PBD Joint Venture........       (1,500)      199,200         2,500        490,800
  Equity in changes in net assets in liquidation of Macoupin Joint Venture...           --            --            --         42,000
  Other......................................................................           --        10,700            --         10,700
                                                                               ------------  ------------  ------------  -------------
      Total deductions.......................................................        1,700       212,400         5,700        558,300
                                                                               ------------  ------------  ------------  -------------
Net increase (decrease) in net assets in liquidation.........................       (1,700)       87,800        (5,700)       134,200

NET ASSETS IN LIQUIDATION, beginning of period...............................      425,400     2,213,500       429,400      2,167,100
                                                                               ------------  ------------  ------------  -------------
NET ASSETS IN LIQUIDATION, end of period..................................... $    423,700  $  2,301,300  $    423,700  $   2,301,300
                                                                               ============  ============  ============  =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM IV-1, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program IV-1, L.P. (the "Partnership") as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results for the entire year.

All of the Partnership's cable television business operations were conducted through its participation as a general partner in both the Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and, until the sale of its remaining cable systems in April of 2002, Enstar Cable of Macoupin County (the "Macoupin Joint Venture") (collectively the "Joint Ventures"). The Partnership has a 50% interest in the PBD Joint Venture and a one-third interest in the Macoupin Joint Venture. The PBD Joint Venture is owned equally by the Partnership and an affiliated partnership (Enstar Income Program IV-2, L.P., "Enstar IV-2"). The Macoupin Joint Venture was owned equally by the Partnership and two affiliated partnerships (Enstar IV-2, and Enstar Income Program IV-3, L.P., "Enstar IV-3"). The Partnership did not own or operate any cable television operations in 2004 and 2003 other than through its investment in the Joint Ventures.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets, allocated operating costs and estimated costs of liquidation. Actual results could differ from those estimates.

2. LIQUIDATION BASIS ACCOUNTING

The financial statements as of June 30, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of June 30, 2004 represent the estimated distributions to the Partnership's limited partners and the general partners including Enstar Communications Corporation (the "Corporate General Partner"). Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of June 30, 2004 and December 31, 2003 as a result of claims on the indemnity escrow proceeds received by the PBD Joint Venture and adjustments to accrued costs of liquidation of the Partnership and the PBD Joint Venture. The Partnership's accrued costs of liquidation were increased by $3,200 during the three and six months ended June 30, 2004. The PBD Joint Venture's accrued costs of liquidation were decreased by $3,000 and increased by $5,000 during the three and six months ended June 30, 2004, respectively. The Partnership's cash and cash equivalents decreased as a result of the payment of accrued liquidation costs and repayment of amounts due to affiliates. The PBD Joint Venture's cash and cash equivalents increased as a result of payments received on amounts due from affiliates offset in part by payments on amounts owed to Telecommunications Management. No assurance can be given as to the amount of final distributions to be made to the partners.

3. SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the PBD Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC ("Telecommunications Management") for a total adjusted sales price of approximately $2,782,500 (approximately $800 per customer acquired), subject to post closing adjustments (the "Telecommunications Management Sale"). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $2.9 million to its limited partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

4. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. No management fees were paid by the Partnership during 2004 and 2003.

Enstar Cable has entered into agreements with the PBD Joint Venture and the Macoupin Joint Venture, of which the Partnership is a joint venturer and co-general partner, which are otherwise identical, except that the Macoupin Joint Venture pays Enstar Cable a 4% management fee. The PBD Joint Venture's management fee expense approximated $0 and $24,400 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $41,800 for the six months ended June 30, 2004 and 2003, respectively. No management fee is payable to Enstar Cable by the Partnership with respect to any amounts received by the Partnership from the Joint Ventures. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. The Corporate General Partner is an indirect wholly owned subsidiary of Charter Communications, Inc. ("Charter"). Additionally, Charter and its affiliates provide other management and operational services for the Partnership and the Joint Ventures. These expenses are charged to the properties served based primarily on the Partnership's or Joint Ventures' allocable share of operational costs associated with the services provided. The total amount charged to the PBD Joint Venture for these services was $0 and $82,300 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $101,000 for the six months ended June 30, 2004 and 2003, respectively.

Substantially all programming services were purchased through Charter. Charter charged the Joint Ventures for these costs based on an allocation of its costs. The PBD Joint Venture recorded programming fee expense of $0 and $109,600 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $219,000 for the six months ended June 30, 2004 and 2003, respectively. Programming fees are included in service costs in the accompanying condensed statements of changes in net assets in liquidation.

5. CERTAIN TRENDS AND UNCERTAINTIES

As disclosed in Charter's Quarterly Report on Form 10-Q for the six months ended June 30, 2004, Charter is the defendant in twenty-three class action and shareholder lawsuits. On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of these class actions and shareholder lawsuits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can be no assurance that the actions will be settled on those terms or at all.

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

7. EQUITY IN NET ASSETS OF JOINT VENTURES

ENSTAR IV/PBD SYSTEMS VENTURE

The Partnership and an affiliated partnership, Enstar IV- 2 each own 50% of the PBD Joint Venture. Each joint venturer shares equally in the profits and losses of the PBD Joint Venture. The investment in the PBD Joint Venture is accounted for on the equity method. Condensed financial information for the PBD Joint Venture as of June 30, 2004 and December 31, 2003 and the three and six months ended June 30, 2004 and 2003 are presented in the following statements of net assets in liquidation and statements of changes in net assets in liquidation.

Net assets in liquidation as of June 30, 2004 represent the estimated distributions to the joint venturers. Distributions ultimately made to the joint venturers upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of June 30, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. Accrued costs of liquidation were decreased by $3,000 and increased by $5,000 during the three and six months ended June 30, 2004, respectively. No assurance can be given as to the amount of final distributions to be made to the joint venturers.

The Corporate General Partner's intention is to terminate the PBD Joint Venture as expeditiously as possible. The PBD Joint Venture made an initial distribution payment of $6.2 million to the joint venturers in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

Distributions from the PBD Joint Venture to the Partnership were $300,000 and $650,000 during the three and six months ended June 30, 2003, respectively.

ENSTAR IV/PBD SYSTEMS VENTURE

CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION

(See Note 2)

                                                            June 30,   December 31,
                                                              2004         2003
                                                           -----------  ----------
                                                           (Unaudited)

ASSETS:
  Cash and cash equivalents.............................. $   543,900  $  459,600
  Due from affiliates....................................          --     210,100
  Escrow deposits........................................     105,400     105,400
                                                           -----------  ----------
  Total assets...........................................     649,300     775,100
                                                           ===========  ==========

LIABILITIES:
  Accrued liabilities....................................      11,400      26,100
  Due to purchaser.......................................      35,200     152,000
  Due to affiliate.......................................      10,700          --
                                                           -----------  ----------
  Total liabilities......................................      57,300     178,100
                                                           -----------  ----------
NET ASSETS IN LIQUIDATION:
   Enstar Income Program IV-1, L.P.......................     296,000     298,500
   Enstar Income Program IV-2, L.P.......................     296,000     298,500
                                                           -----------  ----------
                                                          $   592,000  $  597,000
                                                           ===========  ==========

ENSTAR IV/PBD SYSTEMS VENTURE

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

(See Note 2)

(Unaudited)

                                                                For the three months ended June 30,  For the six months ended June 30,
                                                                -----------------------------------  ----------------------------------
                                                                      2004               2003              2004              2003
                                                                -----------------  ----------------  ----------------  ----------------
Additions:
   Revenues................................................... $              --  $        488,400  $             --  $        836,800
   Interest income............................................                --            13,200                --            24,000
                                                                -----------------  ----------------  ----------------  ----------------
      Total additions.........................................                --           501,600                --           860,800
                                                                -----------------  ----------------  ----------------  ----------------
Deductions:
   Service costs..............................................                --           155,100                --           314,100
   General and administrative expenses........................                --            24,600                --            58,700
   General partner management fees and reimbursed expenses....                --           106,700                --           142,800
   Distributions to venturers.................................                --           600,000                --         1,300,000
   Capital expenditures.......................................                --            10,500                --            16,100
   Increase (decrease) in accrued costs of liquidation........            (3,000)               --             5,000                --
   Other expenses.............................................                --             3,100                --            10,700
                                                                -----------------  ----------------  ----------------  ----------------
      Total deductions........................................            (3,000)          900,000             5,000         1,842,400
                                                                -----------------  ----------------  ----------------  ----------------
Net increase (decrease) in net assets in liquidation..........             3,000          (398,400)           (5,000)         (981,600)

NET ASSETS IN LIQUIDATION, beginning of period................           589,000         5,091,400           597,000         5,674,600
                                                                -----------------  ----------------  ----------------  ----------------
NET ASSETS IN LIQUIDATION, end of period...................... $         592,000  $      4,693,000  $        592,000  $      4,693,000
                                                                =================  ================  ================  ================

ENSTAR CABLE OF MACOUPIN COUNTY

The Partnership and two affiliated partnerships, Enstar IV-2 and Enstar IV-3 (collectively referred to as the "Joint Venturers") each owned one-third of the Macoupin Joint Venture. Each of the Joint Venturers shared equally in the profits and losses of the Macoupin Joint Venture. The investment in the Macoupin Joint Venture was accounted for on the equity method. In January 2003, all remaining assets of the Macoupin Joint Venture were distributed including a final distribution of $126,000 made to the Joint Venturers of which the Partnership's portion was $42,000.

Condensed financial information for the Macoupin Joint Venture for the six months ended June 30, 2003 is presented in the following condensed statement of changes in net assets in liquidation. As all remaining assets of the Joint Venture have been distributed, the condensed statements of net assets in liquidation as of June 30, 2004 or December 31, 2003 and the condensed statement of changes in net assets in liquidation for the three and six months ended June 30, 2004 are not presented.

ENSTAR CABLE OF MACOUPIN COUNTY

CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

SIX MONTHS ENDED JUNE 30, 2003

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

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Joint Venture completed the sale of its only remaining cable system to Telecommunications Management, LLC ("Telecommunications Management") for a total adjusted sales price of approximately $2,782,500 (approximately $800 per customer acquired), subject to post closing adjustments (the "Telecommunications Management Sale"). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments.

The financial statements as of June 30, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of June 30, 2004 represent the estimated distributions to the limited partners and the general partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the Partnership's accompanying statements of net assets in liquidation as of June 30, 2004 and December 31, 2003 as a result of claims on the indemnity escrow proceeds received by the PBD Joint Venture and adjustments to accrued costs of liquidation. The Partnership's accrued costs of liquidation were increased by $3,200 during the three and six months ended June 30, 2004. The PBD Joint Venture's accrued costs of liquidation were decreased by $3,000 and increased by $5,000 during the three and six months ended June 30, 2004, respectively. No assurance can be given as to the amount of final distributions to be made to the partners.

All of our cable television business operations have been conducted through participation as a partner with a 50% and a one-third interest in Enstar IV/PBD Systems Venture (the "PBD Joint Venture") and Enstar Cable of Macoupin County (the "Macoupin Joint Venture"), (collectively, the "Joint Ventures"), respectively. Our participation in the Joint Ventures is equal to our affiliated partner, Enstar Income Program IV-2, L.P. ("Enstar IV-2"), of the PBD Joint Venture, and partners, Enstar IV-2 and Enstar Income Program IV-3, L.P. ("Enstar IV-3"), of the Macoupin Joint Venture, with respect to capital contributions, obligations and commitments, and results of operations. Accordingly, in considering our financial condition and results of operations, consideration must also be made of those matters as they relate to the Joint Ventures. The following discussion reflects such consideration, and with respect to results of operations, a separate discussion is provided for each entity.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the "Letter") from the Division of Corporation Finance (the "Division") of the Securities and Exchange Commission (the "Commission") seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. In connection with filing the Letter, we undertook not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. In a restated Letter filed with the Commission on August 4, 2004, we undertook to adopt a more restrictive policy upon grant of the requested relief. Under this new policy, we undertook not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of the partnership agreement, except for transfers by operation of law. In the event we receive approval of the no action letter from the Securities and Exchange Commission, we will continue to provide financial statements to the limited partners in a non-public presentation as required under the partnership agreement.

RESULTS OF OPERATIONS

THE PARTNERSHIP

The Partnership operated the PBD Joint Venture through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on December 31, 2002. Accordingly, no discussion of operating results for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 has been provided as the periods are not comparable.

Net assets in liquidation at June 30, 2004 were $423,700, consisting of assets of $469,200, offset by liabilities of $45,500. The net change in net assets in liquidation for the three and six months ended June 30, 2004 was a decrease of $1,700 and $5,700, respectively, primarily as a result of changes in estimated costs to liquidate the Partnership. Net assets in liquidation at December 31, 2003 were $429,400, consisting of assets of $493,800, offset by liabilities of $64,400. The net change in net assets in liquidation for the three and six months ended June 30, 2003 was an increase of $87,800 and $134,200, respectively, primarily as a result of the Partnership's share of the net operating results of the Joint Venture's cable systems.

THE ENSTAR IV/PBD SYSTEMS VENTURE

The PBD Joint Venture operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on December 31, 2002. Accordingly, no discussion of operating results for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 has been provided as the periods are not comparable.

Net assets in liquidation at June 30, 2004 were $592,000, consisting of assets of $649,300, offset by liabilities of $57,300. The net change in net assets in liquidation for the three and six months ended June 30, 2004 was an increase of $3,000 and a decrease of $5,000, respectively, as a result of changes in estimated costs to liquidate the PBD Joint Venture. Net assets in liquidation at December 31, 2003 were $597,000, consisting of assets of $775,100, offset by liabilities of $178,100. The net change in net assets in liquidation for the three and six months ended June 30, 2003 was a decrease of $398,400 and $981,600, respectively, primarily as a result of distributions to the Joint Venturers offset by net operating results of the PBD Joint Venture's cable systems.

ENSTAR CABLE OF MACOUPIN COUNTY

On April 10, 2002, the Macoupin Joint Venture completed the sale of its cable systems and accordingly had no operations for the three and six months ended June 30, 2004.

Final dissolution of the Macoupin Joint Venture occurred in January 2003 with the final cash distribution to the Joint Venturers of $126,000.

LIQUIDITY AND CAPITAL RESOURCES

THE PARTNERSHIP

Cash and cash equivalents decreased $24,300 from $195,300 at December 31, 2003 to $171,000 at June 30, 2004. This decrease was primarily attributable to payment of accrued liquidation costs and repayment of amounts due to affiliates.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $2.9 million to its limited partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

THE PBD JOINT VENTURE

Cash and cash equivalents increased $84,300 from $459,600 at December 31, 2003 to $543,900 at June 30, 2004. This increase was attributable to payments received on amounts due from affiliates offset in part by payments on amounts owed to Telecommunications Management.

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

As disclosed in Charter's Quarterly Report on Form 10-Q for the six months ended June 30, 2004, Charter is the defendant in twenty-three class action and shareholder lawsuits. On August 5, 2004, Charter entered into Memoranda of Understanding setting forth agreements in principle regarding settlement of the class actions and shareholder lawsuits. Settlement of those actions under the terms of the memoranda is subject to a number of conditions, and there can be no assurance that the actions will be settled on those terms or at all.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 18, 2004

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